Form 10-K
period 1996-12-31
PRIMEX TECHNOLOGIES INC
filed 1997-03-27
CIK 1019265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  -----------


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 0-28942
                                                -------

                           PRIMEX TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          VIRGINIA                                            06-1458069
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

     10101 NINTH STREET NORTH
      ST. PETERSBURG, FLORIDA                                 33716-3807
(Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 578-8100
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         NAME OF EACH
                                                          EXCHANGE ON
    TITLE OF EACH CLASS                                WHICH REGISTERED
    -------------------                                ----------------

Common Stock, $1.00 Par Value                 The NASDAQ National Market System
Series A Participating Cumulative             The NASDAQ National Market System
Preferred Stock Purchase Rights

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]   No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of February 28, 1997, as reported by The NASDAQ National Market System, was $96,617,582.

   The number of common shares, par value $1.00 per share, outstanding as of February 28, 1997 was 5,222,572.

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                PAGE NO.
                                                                                                --------
PART I
  Item 1     Business ........................................................................         1
  Item 2     Properties.......................................................................        13
  Item 3     Legal Proceedings ...............................................................        14
  Item 4     Submission of Matters to a Vote of Security Holders..............................        15

PART II
  Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.............        15
  Item 6     Selected Financial Data..........................................................        16
  Item 7     Management's Discussion and Analysis of Financial Condition and Results of
               Operations ....................................................................        17
  Item 8     Financial Statements and Supplementary Data......................................        21
  Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.......................................................................      36

PART III
  Item 10    Directors and Executive Officers of the Registrant...............................        36
  Item 11    Executive Compensation ..........................................................        39
  Item 12    Security Ownership of Certain Beneficial Owners and Management ..................        44
  Item 13    Certain Relationships and Related Transactions ..................................        45

PART IV
  Item 14    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K...............        46

                                    PART I


ITEM 1. BUSINESS
----------------


GENERAL

  Primex Technologies, Inc. ("the Company") is an ordnance and aerospace contractor with strong systems management and manufacturing capability.

  The Company was organized under the laws of the Commonwealth of Virginia on May 10, 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders consisting of all of the outstanding shares of the Company's common stock (the "Common Stock"). Regular way trading in the Common Stock commenced on The Nasdaq National Market System on January 7, 1997.

  Prior to December 31, 1996, the Company was a wholly-owned subsidiary of Olin. In connection with the Distribution, the assets and business entities of Olin's ordnance and aerospace businesses were transferred to the Company.

  The Company provides a variety of products and services, and it draws upon a common set of capabilities in bringing these products and services to market. The Company's systems management and manufacturing capabilities, combined with its technology base, represent the common skills on which the Company relies in serving its markets and customers.

  SYSTEMS MANAGEMENT. Systems management in the defense/aerospace industry means total management responsibility for the completion of a system which can vary from a large weapons platform to the smaller systems and subsystems managed by the Company, such as complete rounds of sophisticated tank ammunition and small space subsystems incorporated in commercial satellites. Systems management incorporates the management of materials acquisition, configuration data management, selection and auditing of subcontractors, manufacturing, quality assurance, testing, and product delivery, as well as administrative support to ensure that all documentation reflects compliance with contract terms.

  MANUFACTURING. The Company's success in servicing its customers and markets is largely the result of strict product quality and reliability standards. The nature of the products offered by the Company require strict compliance with detailed specifications. Deviations from specifications in the manufacture of tank or medium caliber ammunition could be the basis for the customer to reject the final product. The Company's space and electronics products, intended for use in satellites and aircraft, must be of the highest reliability. Ball Powder(R) propellant must meet strict quality standards to assure that the ammunition in which it is incorporated is safe and effective.

  TECHNOLOGY. The Company's technology base positions it as a leader in a number of product offerings and provides the key to its future success. The Company's composite materials technology has helped forge its leadership position in tank ammunition. The Company is applying its composite expertise and its knowledge of propellants and physics in developing the next generation of tank ammunition which will provide improved performance.

  The Company's propellant research and development laboratory is equipped to perform a wide range of chemical and thermal analyses and propellant syntheses which enable the Company to tailor its Ball Powder(R) propellant to a wide variety of ammunition applications.

  In its space products business, the Company's research and development capabilities enable it to improve existing products by lowering product weight and cost. These capabilities also have led to the development of new propulsion products, including those incorporating electric propulsion to reduce the fuel requirements for performing a given mission.

PRODUCTS AND SERVICES

  The following table sets forth the principal products and services offered by the Company and identifies the percentage of sales represented by each category for the years shown.



                                    PERCENTAGE OF SALES
                                   ---------------------
          PRODUCTS AND SERVICES                       1996     1995     1994
                                                      ----     ----     ----
Tank and other Large Caliber Ammunition (1).........  35%       28%      37%
Medium Caliber Ammunition...........................  18%       14%      14%
Ball Powder(R) Propellant...........................  10%       11%      13%
Electronic Products.................................   7%        8%       5%
Space Products......................................  12%        4%       6%
Other Products and Services (2).....................  18%       35%      25%


(1) The Company currently has two multi-year contracts for the supply of 120mm tactical and training ammunition that represent approximately 25% and 10%, respectively, of 1996 sales and approximately 15% and 10%, respectively, of 1995 sales. These multi-year contracts provide for deliveries through mid-1999. The Company currently has numerous other contracts, none of which individually accounted for more than 9% and 6% of 1996 and 1995 sales, respectively.

(2) Approximately 4% of 1996 sales, 15% of 1995 sales and 2% of 1994 sales resulted from a U.S. Government contract for combined effects munitions. Sales under this contract were completed in 1996 and this contract was not renewed.


  TANK AND OTHER LARGE CALIBER AMMUNITION. The Company develops and produces a family of tactical and training ammunition used primarily in the M1A1 and M1A2 Abrams class tanks of the U.S. Army and Marine Corps and U.S. allies. The Company is currently the sole source producer of the 120mm M829A-2 round, which is an armor piercing, fin stabilized, discarding sabot round with a depleted uranium penetrator that utilizes kinetic energy to penetrate heavily armored targets and is used primarily in tank-to-tank warfare. This round is the successor round to the 120mm M829A-1 round that was used successfully during Operation Desert Storm. The Company is also one of two suppliers of 120mm M865 and M831A-1 training rounds to the U.S. Government. The M865 is the training round for the M829A-2 round and the M831A-1 is the training round for the M830A-1 tactical multipurpose round which is produced by the Company's U.S. tank ammunition competitor.

  During 1995, the Company entered into two contracts with four-year terms to produce training and kinetic energy tactical ammunition for the U.S. Government. The Company is currently performing under the second year of these contracts.

  A number of foreign countries will not buy ammunition containing depleted uranium and the U.S. Government limits the export of depleted uranium ammunition to NATO and certain other friendly foreign governments. To improve its opportunities to sell tank ammunition to foreign buyers, the Company, in association with the foreign company that is the original developer of 120mm tank ammunition, has developed an advanced 120mm kinetic energy round with a tungsten alloy penetrator. During 1995, the Company signed a $20 million contract with the U.S. Army for the sale of 120mm tungsten penetrator ammunition to a foreign customer. Delivery is expected in 1997. The Company is actively pursuing additional international tank ammunition sales involving both training ammunition and the advanced kinetic energy tungsten round.

  Because the Company believes that a key element of its long-term profitability is its continued participation as a major producer of tank ammunition for the U.S. Government, the Company continually invests in research and development in this area, focusing on improving the effectiveness of kinetic energy tactical ammunition and reducing the cost of training ammunition.

  The majority of the Company's large caliber ammunition production contracts are for tank ammunition. However, the Company believes that artillery ammunition presents an opportunity for growth because of an extended past period of minimal investment by the United States in this arena. This problem was highlighted during Operation Desert Storm, when United States artillery systems were outranged by enemy guns. The Company believes that the U.S. Government has recognized the need to match and surpass the capability of other countries and is investing in the development of new artillery platforms and ammunition.

  MEDIUM CALIBER AMMUNITION. The Company develops and produces medium caliber ammunition. The medium caliber product line includes 20mm, 25mm, and 30mm ammunition, and is utilized on a variety of platforms, including ships, airplanes, helicopters, and fighting vehicles. The family of medium caliber ammunition includes armor piercing, high explosive-incendiary and training rounds. In addition, through a license with Raufoss A/S, the Company is a leading developer of multi-purpose medium caliber ammunition that combines armor-piercing, high explosive and incendiary features in one round.

  During 1996, the Company commenced production of the 25mm M919 round, a U.S. produced medium caliber armor-piercing, fin stabilized, discarding sabot round, utilizing a depleted-uranium penetrator that offers increased range and lethality. This round will be the primary anti-armor round of the Bushmaster cannon used on the Bradley Fighting Vehicle. In addition, the Company has several contracts with the U.S. Government for the production of multi-purpose rounds. The Company believes that the U.S. Government will continue to buy both the M919 and multi-purpose rounds for the next several years, but does not know whether the Government will purchase material quantities of any other medium caliber ammunition. During 1995 and 1996, the Company experienced difficulties in producing the M919 round within its specifications for accuracy and gun pressure. These difficulties increased the Company's costs and lowered its margins on this round and delayed recognition of revenue from this contract to 1997. The Company has performed extensive testing and made improvements to its production processes in an effort to correct these issues. Medium caliber ammunition historically has been used in aircraft as well as in land vehicles and ships. However, because of the development of other aircraft weapon platforms that do not require close strikes to be effective, the Company believes that medium caliber ammunition will be used to a lesser extent in future aircraft.

  NEW WEAPONS AND AMMUNITION. The U.S. Army is developing a series of small-arms weapons to increase the firepower of 21st century soldiers. The Company has been selected as the systems developer of the objective crew served weapon ("OCSW"). This two-person weapon system is slated to replace the machine gun for use against lightly-armored vehicles, fortified positions, infantry and low-flying aircraft. As systems developer, the Company is responsible for the development of the entire OCSW including both the gun and ammunition. Complementing the OCSW is the objective individual combat weapon ("OICW"), the future individual weapon for the dismounted soldier. Two teams of companies are developing the OICW. The Company is the ammunition developer on one of the teams. The OCSW and OICW are both expected to be introduced to the field in approximately ten years.

  BALL POWDER(R) PROPELLANT. The Company manufactures and sells Ball Powder(R) propellant, a smokeless gun powder with a spherical grain shape. The Company manufactures more than one hundred different varieties of propellant in the Ball Powder(R) product line. Significant amounts of all U.S. military small caliber ammunition are loaded with the Company's Ball Powder(R) propellant. In response to the decline in military procurements over recent years, the Company has focused on increasing its sales to the commercial ammunition market. In 1995 and 1996, approximately 65% and 55%, respectively, of Ball Powder(R) propellant sales were to manufacturers of commercial ammunition and to the "reloader" market ("reloaders" are individuals who buy ammunition components and load their own rounds).

  Olin's Winchester division, a leading manufacturer of sporting ammunition, was the Company's largest Ball Powder(R) propellant customer in 1995 and 1996, accounting for approximately 42% and 32% respectively, of the Company's Ball Powder(R) Propellant sales. In conjunction with the Distribution, a long term supply contract was entered into between the Company and Olin with respect to future Ball Powder(R) Propellant sales to Winchester. See "Item 1. Business - Relationship Between Olin and the Company".

  Over the years, the Company has attempted to increase the use of Ball Powder(R) propellant in medium and large caliber military ammunition. Virtually all of the medium caliber ammunition manufactured by the Company except the 25mm M919 round is now loaded with Ball Powder(R) propellant. Ball Powder(R) propellant has achieved only limited use in U.S. Government large caliber ammunition. The Company continues to pursue the use of Ball Powder(R) propellant in additional types of large caliber ammunition.

  ELECTRONIC PRODUCTS. The Company manufactures a variety of electronic products for aerospace applications. The Company in recent years has entered the field of in-flight communications and entertainment ("IFE") through design and production of a variety of IFE components and products. In 1995, the Company's most significant IFE contract was for the production of in-flight telephone devices.

  In 1996, the Company introduced its first EmPowerTM product, an in-seat power supply system for airplane passengers' laptop computers. A universal power socket is provided in the passenger's seat, to which the passenger's laptop may be connected in order to operate and recharge the computer. The Company has contracted to provide EmPowerTM products to three major airline companies, and is negotiating with several prospective domestic and international customers.

  The Company's line of airborne electronic products also includes controls for lighting, temperature, audio, power and flight systems.

  The Company produces ground support equipment for military purposes, including stores management and weapons systems test sets for F-16 and other aircraft. The Company also produces a variety of power conditioning units ("PCUs") for military, commercial and space applications. PCUs convert one form of electric power into another. The Company's space electronics capability includes spacecraft PCUs, which convert a satellite's electric power for use to power used in electric propulsion systems.

  SPACE PRODUCTS. The Company is the world's leading supplier of monopropellant hydrazine products and electric propulsion ("EP") products. The Company's hydrazine propulsion products include individual rocket engines or thrusters, rocket engine modules, gas generators, propellant pressurization systems and complete integrated propulsion systems. Ranging in size from 0.1 to several hundred pounds of thrust, these products are integral to the growing commercial launch vehicle and satellite markets. The Company has delivered over 10,000 rocket engines for spacecraft applications including orbit insertion, maneuvering, and attitude control as well as launch vehicle and upper-stage attitude and velocity control.

  EP devices represent an advance over standard chemical rocket engines. The current generation of these products uses satellite electrical power to heat propellant gases to provide additional energy and velocity in the process of producing thrust. There are significant gains in fuel efficiency using the Company's EP products over conventional hydrazine thrusters. This fuel efficiency translates into economic benefit for satellite manufacturers and service providers by reducing spacecraft weight, increasing in-orbit life and/or allowing for the use of lower cost launch vehicles.

  The Company is the only U.S. source of EP products which are currently operating on orbiting satellites within product life expectancies. The Company currently has four models in production. The first EP product, a resistojet, was launched in 1983 and is now flying on a number of satellites. The latest EP device, the arcjet, was first flown in 1993 on the Telstar-4 satellite.

  The Company is developing advanced EP products which it anticipates will provide greatly improved performance compared to conventional hydrazine thrusters with commensurate economic benefits to users. These advanced EP products are expected to be flight-tested on experimental flights in 1997-98.

  A number of domestic and foreign companies are developing EP products and the Company expects increased competition in this area.


  OTHER PRODUCTS AND SERVICES. The Company manufactures a range of solid propellant products. The Company's products are primarily used in military applications, although the Company is continuously examining potential commercial applications. Although the products are diverse, they are based on a common technology, namely, controlled burning of a solid propellant whose exhaust products are used for a variety of functions.


  The Company provides small gas generators and devices incorporating gas generators used in a variety of military and commercial applications, including tactical missiles, jet engine starter cartridges, inflatables, including buoyance devices and specialized structures, and ammunition initiating devices. The Company also is developing a family of fire suppression systems offering a low-cost, low-volume, alternative to halon compounds in situations, such as fighter aircraft "dry bay" areas, where size and weight are significant considerations.

  The Company is a supplier of extremely high-power pulsed energy devices ("pulsed power"). Such devices are used in a wide variety of defense applications including test and evaluation of electronics, materials testing, nuclear weapons effects simulation, advanced electric weapon technology (such as electric guns envisioned for 21st century warfare), high-power microwaves, and electromagnetic pulse simulation.

  The Company is also a developer of precision anti-tank warheads and ordnance systems for smart weapons for United States, Swiss and other Governmental agencies. This development activity includes applied research, advanced development, engineering and development manufacturing and low-rate initial production programs.

  The U.S. Government has decided that it needs to demilitarize or disassemble large stocks of obsolete conventional ammunition. The Company has bid on a number of these contracts, and in 1995 was awarded two small contracts for demilitarization services and a follow-on contract in 1996. The Company's success in this product area is dependent upon the overall level of funding for ammunition demilitarization, the extent to which these appropriations are directed to U.S. Government arsenals, and the level of competition.

  In addition, during 1995 and 1996, the Company made commercial sales of forged petroleum pipeline components and other heavy industrial cylindrical steel products. These sales were generated by the Company's Red Lion, Pennsylvania operation, which principally produces components for large caliber ammunition and successfully utilized its manufacturing expertise for this commercial application.

CUSTOMERS

  The Company's largest customer is the U.S. Government which includes sales to the U.S. Department of Defense, NASA, the U.S. Department of Energy, and other U.S. Government agencies/laboratories. Other customers of the Company include friendly foreign governments, major ordnance and aerospace contractors and a variety of commercial customers. The Company is highly dependent on Government sales, which during 1996, accounted for approximately 78% of the Company's sales. See "Item 1. Business--U.S. Government Contracts and Regulations." With the exception of the U.S. Government and its agencies, no other single customer accounted for more than 9% of the Company's total annual sales during any of the Company's last three fiscal years.

RAW MATERIALS AND SUPPLIES

  The raw materials used in the manufacturing of ammunition and ammunition components include metals, composite materials, chemicals and nitrocellulose. In addition, the manufacture of ammunition requires components, including propellants, cartridge cases and primers, all of which may be provided by subcontractors or supplied directly by the Government. Various electronic piece parts, printed wire boards, hydrazine liquid propellants, solid propellant ingredients and subcontracted components, including capacitors, various metals and explosives, are also used by the Company. The Company has not experienced difficulty in recent years in obtaining an adequate supply of any raw materials, components or other supplies needed in its manufacturing processes, although continued downsizing in the defense industry may create difficulties in procuring certain medium caliber ammunition components in the future. Additionally, availability and cost of certain unique components will reflect market conditions and the increasing technical complexity of product requirements. Government contractors such as the Company are frequently directed to procure materials, components or services from sources of supply approved or designated by the U.S. Department of Defense.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

  The Company's U.S. Government business is performed under fixed-price contracts (firm fixed-price and fixed-price incentive) and, to a lesser extent, under cost-reimbursable contracts (cost-plus-fixed-fee or cost-plus-incentive-fee).

  Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. From time to time, the Company has experienced cost overruns on fixed-price contracts. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. In 1996, approximately 78% of the Government sales of the Company derived from firm fixed-price contracts and approximately 3% from fixed-price incentive contracts.

  Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts provide for increases or decreases in the contract fee, within specific limits, based upon actual results as compared to contractual targets for cost. In 1996, approximately 19% of the Government sales of the Company derived from cost-plus-fixed-fee and cost-plus-incentive-fee contracts.

  Under U.S. Government regulations, certain costs, including certain organization and financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals, lobbying costs, and international and commercial sales, are not reimbursable. In addition, the accuracy and appropriateness of certain direct and indirect costs of the Company under both fixed-price and cost-plus contracts are subject to extensive regulation, and are audited by the Defense Contract Audit Agency ("DCAA"), an arm of the United States Department of Defense. The DCAA has the right to challenge the Company's cost estimates or allocations with respect to any such contract. If a DCAA audit establishes overcharges or other discrepancies in costs or accounting, it can seek the repayment of such overcharges or seek other reconciliations.

  U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or for due to default by the contractor. Cost-reimbursable contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs; and if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-priced contracts provide for payment upon termination for items delivered to and accepted by the Government, and, if the termination is for convenience, for payment of cost incurred, plus profit, for work performed, plus the costs of settling and paying claims by terminated subcontractors and other settlement expenses. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the Government, (ii) the Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered items from another source.

  Because the Company engages in Government contracting activities and sells to the U.S. Government and prime Government contractors, it is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for Government audits and reviews of contractor quality, procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities, could subject the Company or one or more of its businesses to price adjustments, including adjustments of fixed prices, and to civil and criminal penalties, and under certain circumstances, suspension or and debarment from bidding on future Government contracts for a specified period of time. See "Item 3. Legal Proceedings". In connection with the resolution of the investigation of certain testing irregularities at the Company's Marion, Illinois facility, which was owned by Olin at the time of the alleged irregularities and the investigation, Olin entered into an Administrative Agreement (the "Agreement") with the United States Department of the Air Force (the "Air Force"). In addition, the Company has entered into a similar agreement with the Air Force which obligates the Company to implement and maintain an ethics actions plan. The plan is designed to ensure that the Company and its employees maintain their present responsibilities as the present responsibility of the Company and its employees that is required of all U.S. Government contractors. The Agreement requires, among other things, a communication and training program for all employees, the operation of a toll-free, dedicated telephone number for confidential calls to report suspected misconduct and a self-governance program that includes the periodic submission of written reports to the Air Force describing the measures taken by the Company to implement the Agreement.

  In addition to the right of the U.S. Government to terminate, Government contracts are dependent upon the levels and continuing availability of Congressional appropriations. Congress usually appropriates program funds for a given program on a fiscal-year basis even though contract performance may require more than one year. Consequently, for multi-year programs, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

  U.S. Government contract awards may also be subject to protest or challenge by unsuccessful bidders.

  Licenses are required from U.S. Government agencies for export of many of the Company's products, including munitions and spacecraft and military aircraft components and subsystems. These licenses are administered by the U.S. Department of State under the Arms Export Control Act, which restricts exports of certain products and technologies. Failure to comply with these laws and regulations could subject the Company or one or more of its businesses to penalties, including, under certain circumstances, the suspension or debarment from future export licenses for a specified period of time. In addition, the U.S. Bureau of Alcohol, Tobacco and Firearms ("BATF") licenses the Company for the handling of explosives and certain other devices. Failure to comply with BATF regulations could subject the Company to the revocation of these required licenses. The Company believes that to the best of its knowledge it is currently in compliance in all material respects with all such material licenses and regulations.

  In common with other companies which derive a substantial portion of their revenues from contracts with the U.S. Government for defense-related products, the Company is subject to business risks, including changes in Governmental appropriations and changes in national defense policies. Future reductions in the level of defense procurement or changes in the strategic direction of defense spending could adversely affect the Company's financial performance in future years, including its income, liquidity, capital resources and financial condition. The impact of any of these changes will depend on the timing and magnitude thereof and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the uncertainty regarding the priorities of the Department of Defense, the historical financial information of the Company's businesses may not be indicative of future performance.


  Since the U.S. Government usually awards and funds ordnance contracts on a year-by-year basis and the Company's business is dependent upon periodic awards of new contracts and the exercise of options contained in existing contracts, there can be no assurance that the U.S. Government will continue to purchase the Company's products or services over the long-term. The termination of any of the Company's significant contracts or the failure to obtain either renewals of certain existing contracts or additional contracts with the U.S. Government could have a material adverse effect on its results of future operations and financial condition.

COMPETITION

  The Company encounters strong competition in each of its product lines. The degree to which the Company participates in future U.S. Government business will depend to a large extent on its ability to offer better program performance than its competitors at a lower price to the Government.

  The Company competes with Alliant Techsystems Inc. ("Alliant") for the supply of large and medium caliber ammunition to the U.S. Government and foreign Governments. The Company also faces competition for international sales of tank and medium caliber ammunition from foreign suppliers.

  The Company's St. Marks, Florida facility is currently the only supplier of Ball Powder(R) propellant to the U.S. Government for use in small caliber ammunition. The Company competes with Alliant and Expro Chemical Products ("Expro"), a Canadian company in North America, for the supply of gunpowder for medium caliber ammunition and other military applications. In many cases, the gunpowder available varies from one supplier to another and, as a result, competition is based on both price and performance characteristics. In the commercial gunpowder market, the Company competes with Alliant, Expro and a variety of foreign suppliers.

  In other product lines, the Company's principal competitors are: Kaiser Marquardt Company in the area of monopropellant hydrazine propulsion, Hughes Aircraft Company and International Space Technology, Inc. with regard to electric propulsion, and Talley Industries in specialty solid propellant products. The Company's electronic products compete with a variety of other companies' technology and hardware. Other than work done by the Government's National Laboratory System, competition in the field of high-voltage pulsed power systems is provided principally by Maxwell Laboratories, Inc., and in the case of high-performance, precision warheads, the competition is comprised of Alliant, Aerojet-General Corporation and CMS Defense Systems.

RESEARCH AND DEVELOPMENT; PATENTS

  The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $6 million, $5 million and $5 million for 1996, 1995, and 1994, respectively. Customer-sponsored research expenditures of the Company (primarily U.S. Government) were approximately $32 million, $48 million, and $81 million, respectively, for such years. Customer-sponsored research declined in 1996 due to the completion of an international contract for Electromagnetic Systems in 1995. Customer sponsored research declines between 1994 and 1995 were primarily a result of the reduction in Government-funded ammunition programs and the advancement of a major ammunition development program into the production stage.

  The Company owns, or is the licensee under, a number of technologies and/or patents relating to various products and processes. The Company believes that, in the aggregate, the rights under its technological assets and licenses are important to the Company but, except as discussed herein, the Company does not consider any one technology, patent or license or group thereof related to a specific process or product to be of material importance to the Company as a whole. The Ball Powder(R) propellant technology is material to the Company's St. Marks, Florida operation. This is proprietary manufacturing know-how and trade secret information which is critical in the manufacture of propellants. A patent covers an important aspect of that know-how, namely, a process for the production of spherical, single-base, low-density propellant grains. The patent was issued in 1987 and will expire on September 22, 2004.

BACKLOG

  The aggregate amount of contracted backlog orders for the Company on December 31, 1996 and 1995 was $297 million and $328 million, respectively. It is expected that approximately $276 million of sales during 1997 will fill orders that were in backlog as of December 31, 1996. The backlog represents the value of contracts for which goods and services are yet to be provided. Under multiyear contracts, a portion of the backlog is subject to approval of Government appropriations. The backlog consists of firm contracts, and although they can be and sometimes are changed or cancelled, the amount of changes and cancellations historically has been insignificant.

EXPORT SALES

  The Company's export sales from the United States to unaffiliated customers were $29 million, $24 million and $16 million in 1996, 1995 and 1994, respectively.

SEASONALITY

  Although the business of the Company is not seasonal in nature, sales to the Department of Defense are historically stronger in the latter part of the year reflecting the procurement cycle utilized by the U.S. Army. Certain commercial sales, such as Ball Powder(R) propellant volumes, tend to be stronger in the first half of the year.


EMPLOYEES

  As of December 31, 1996, the Company had approximately 2,550 employees, approximately six of whom were working in foreign countries. Approximately 450 of the hourly paid employees of the Company located at its St. Marks, Florida and Marion, Illinois facilities are represented, for purposes of collective bargaining, by local unions affiliated with the United Steelworkers of America. The Company is party to labor contracts expiring in October 1997 and December 2001 relating to such employees at its St. Marks, Florida and Marion, Illinois facilities, respectively. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without stoppages.

ENVIRONMENTAL MATTERS

  The establishment and implementation of Federal, state and local standards to regulate air, water and land quality has affected, and will continue to affect, substantially all of the Company's plants. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on the industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. In order to help finance the cleanup of waste disposal sites, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986

("Superfund"), imposes a tax on the disposal of certain hazardous wastes. The Company employs waste minimization programs at most of its manufacturing sites. See the discussion of environmental matters contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental".

  In connection with the Distribution, the Company and Olin have agreed pursuant to the Assumption of Liabilities and Indemnity Agreement that the Company will assume, and indemnify and hold Olin harmless against, all liabilities associated with the removal, remediation and control of environmental conditions at several of the Company's existing and former plant sites. Such liabilities are not expected to have a material adverse effect upon the Company's financial condition or results of operations. See "Item 1. Business - Relationship Between Olin and the Company - Assumption of Liabilities and Indemnity Agreement".

RELATIONSHIP BETWEEN OLIN AND THE COMPANY

  The Company and Olin entered into certain agreements, described below, governing their relationship subsequent to the Distribution and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distribution. While the agreements contain terms which generally are comparable to those which would have been reached in arms-length negotiations with unaffiliated parties, these agreements were reached while the Company was wholly owned by Olin and therefore are not the result of arm's-length negotiations between independent parties.

Distribution Agreement

  The Company and Olin entered into a Distribution Agreement which provided for, among other things, certain corporate transactions required to effect the Distribution and other arrangements between Olin and the Company subsequent to the Distribution.

  The Distribution Agreement provided for the transfer by Olin to the Company of the assets and business entities comprising the Ordnance/Aerospace Business. The assets of the Ordnance/Aerospace Business were transferred to the Company on an "as is, where is" basis and no representations were made by Olin with respect thereto. The Distribution Agreement also provided for the Company's assumption of $145 million of indebtedness incurred by Olin. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Distribution Agreement also provides for the allocation between the Company and Olin of employee obligations, benefit plans of certain employees and benefits under existing insurance policies after the Distribution and sets forth procedures for the administration of insured claims.

  The Distribution Agreement provides that each of Olin and the Company will be granted access to certain records and information in the possession of the other and requires each of Olin and the Company to provide to the other copies of all documents filed with the Securities and Exchange Commission pursuant to the periodic and interim reporting requirements of the Exchange Act.

Assumption of Liabilities and Indemnity Agreement

  The Company and Olin have entered into an assumption of liabilities and indemnity agreement (the "Assumption of Liabilities and Indemnity Agreement") which generally provides for the assumption of liabilities and cross indemnities designed to place with the Company responsibility for liabilities of the Ordnance/Aerospace Business and with Olin responsibility for liabilities of the businesses retained by Olin after the Distribution. Specifically, the Company has agreed, subject to certain exceptions, to assume, and indemnify and hold Olin harmless from and against, all damages, losses, liabilities, fines, penalties, costs and expenses arising out of or associated with the business, conduct, operations, assets, properties or status of the Company prior to, on or after the Distribution.

  The Assumption of Liabilities and Indemnity Agreement also provides that the Company will assume, and indemnify and hold Olin harmless from, all liabilities in connection with the removal, remediation or control of environmental conditions at certain of the Company's facilities (see "Item 1. Business - Environmental Matters") and that the Company will indemnify Olin for any liabilities arising out of Olin's existing guarantee of certain lease obligations of the Company. The Assumption of Liabilities and Indemnity Agreement also provides for cross indemnities relating to certain employee benefit claims.

Technology Transfer and License Agreement

  The Company and Olin have entered into a technology transfer and license agreement (the "Technology Transfer and License Agreement"), which provides for the transfer by Olin to the Company of certain intellectual property and proprietary technology relating to the Company's businesses. The Technology Transfer and License Agreement provides for the grant of licenses by the Company to Olin to use such transferred intellectual property and technology in certain of Olin's retained businesses following the Distribution and for the granting of licenses between Olin and the Company relating to the use of certain jointly-developed intellectual property and technology.

Tax Sharing Agreement

  The Company and Olin have entered into a Tax Sharing Agreement effectively providing that Olin will be responsible for the tax liability of the Company for the years that the Company was included in Olin's consolidated Federal income tax return. The Tax Sharing Agreement also provides that state, local and foreign taxes attributable to periods prior to the Distribution will be the responsibility of Olin and that if the Distribution fails to qualify as a tax-free spin-off as a result of action taken after the Distribution by Olin or the Company, the party that took such action will be responsible for the full amount of any resulting corporate tax liability. Neither Olin nor the Company will indemnify any shareholder for any tax liability.

Powder Supply Requirements Agreement; Component Supply Agreement

  The Company and Olin have entered into a powder supply requirements agreement (the "Powder Supply Requirements Agreement") and a component supply agreement (the "Component Supply Agreement") which set forth the terms on which Olin will purchase propellant powder from the Company and the Company will purchase certain ammunition components from Olin following the Distribution.

  The Powder Supply Requirements Agreement generally provides that Olin will purchase, at prices to be agreed upon from time to time, a certain percentage of the propellant powder required in any calendar year by its Winchester Division from the Company, starting at 100% of such requirements for 1997 for Ball Powder(R) propellant and decreasing annually to 70% for 2002. The prices are expected to be at a range of discounts from competitive prices depending on requirements purchased. In 1996 and 1995, Olin's purchases of propellant powder accounted for approximately 32% and 42%, respectively, of the Company's annual production. The Powder Supply Requirements Agreement provides for reductions in the amounts of propellant powder that Olin is required to purchase to the extent that the Company is unable or unwilling to meet a request by Olin to produce a type of propellant powder or to match pricing and other terms offered by third parties. The arrangement provides that Olin will reimburse the Company for any lost profits resulting from Olin's failure to purchase the required amount of propellant powder from the Company in any year. The Powder Supply Requirements Agreement also provides for the purchase by Olin from the Company of certain powders manufactured by Synthesia A.S., a Czech manufacturer for whom the Company acts as North American distributor. Any purchases by Olin of such Synthesia powders are in addition to Olin's required purchase obligations described above. The term of the Powder Supply Requirements Agreement expires on December 31, 2002, unless earlier terminated in accordance with its terms. Pursuant to the Powder Supply Requirements Agreement, the Company shall indemnify Olin against all losses arising from actual or alleged manufacturing or design defects in the products delivered pursuant thereto and Olin shall indemnify the Company against all losses arising from Olin's negligent misuse or improper handling thereof or defects in the ammunition (other than powder defects).

  The Component Supply Agreement provides that the Company will purchase certain ammunition components (the "Components") from Olin at agreed-upon prices until December 31, 1999, unless the Component Supply Agreement is earlier terminated in accordance with its terms. Pursuant to the Component Supply Agreement, Olin will indemnify the Company against all losses arising in connection with actual or alleged manufacturing and design defects in the Components delivered pursuant thereto and the Company will indemnify Olin against all losses arising in connection with the Company's negligent misuse or improper handling of the Components delivered pursuant thereto.

Ball Powder(R) Assignment Agreement

  The Company and Olin have entered into an assignment agreement (the "Ball Powder(R) Assignment Agreement") providing for the assignment by Olin to the Company of Olin's Ball Powder(R) trademarks. Pursuant to the Ball Powder(R)

Assignment Agreement, the Company has granted to Olin such rights and licenses as may be necessary for Olin to fulfill certain existing contractual obligations to Browning S.A. relating to the manufacture and sale of certain products in Europe.

Browning Distribution Agreement

  The Company and Olin have entered into a powder distribution agreement (the "Browning Distribution Agreement") pursuant to which the Company has appointed Olin its exclusive distributor of canister powder to Browning, S.A., and certain of its subsidiaries throughout Europe.

Transition Services Agreement

  The Company and Olin have entered into a transition services agreement (the "Transition Services Agreement") pursuant to which Olin and the Company will provide each other with certain services which have been provided by Olin and the Company prior to the Distribution. The length of time for which any such service shall be provided, and the compensation therefore, vary based upon the mutual agreement of the Company and Olin. Pursuant to Olin's management of the receipts and disbursements of the Company for an interim period which is not expected to exceed six months, periodic intercompany indebtedness may arise in an amount which will not exceed $5 million.



Covenant Not To Compete Agreement

  The Company and Olin have entered into a covenant not to compete agreement (the "Covenant Not To Compete Agreement") which generally provides that, for a period of five years, Olin shall not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute medium or large caliber ammunition or components and that the Company shall not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute small caliber ammunition or components, ejection cartridges or shotshells.

Raufoss Technology Agreement

  The Company and Olin have entered into an assignment agreement (the "Raufoss Technology Agreement") pursuant to which Olin has assigned to the Company all of Olin's rights under and interests in a license agreement with Raufoss A/S ("Raufoss") relating to the use of certain proprietary technology of Raufoss in the manufacture and sale of ammunition. Pursuant to the Raufoss Technology Agreement, Olin has also assigned to the Company all of Olin's rights under and interests in a teaming agreement with Raufoss providing for cooperation in the manufacture and sale of multipurpose ammunition. The Raufoss Technology Agreement also provides for the grant by the Company to Olin of an exclusive sublicense to utilize the Company's rights and licenses with respect to proprietary technology of Raufoss in the manufacture and sale of small caliber ammunition.

Australia Agency Agreement

  The Company and Olin Australia Ltd., a subsidiary of Olin ("Olin Australia"), have entered into an agency agreement (the "Australia Agency Agreement") pursuant to which the Company has appointed Olin Australia as its non-exclusive agent for the sale of certain medium and large caliber ammunition to government agencies in Australia, New Zealand, Papua New Guinea and Oceania. Under the Australia Agency Agreement, Olin Australia will be paid individually agreed-upon commissions by the Company at the time of order acceptance by the Company. The Australia Agency Agreement will continue in effect until such time as either party thereto provides the other with 30-days' notice of termination.

Trade Name License Agreement

  Olin and the Company have entered into an agreement to permit the Company and its subsidiaries to use the "Olin" name and its derivatives in certain limited circumstances for a certain limited period of time.

Novation of U.S. Government Contracts

  In connection with the Distribution, the Company became successor in interest to Olin on certain contracts between Olin and the U.S. Government. As required by Federal procurement regulations providing for the U.S. Government to recognize the Company as the successor in interest to Olin on such contracts, Olin has entered into novation agreements with the Company and the U.S. Government which provide, among other things, for Olin to directly or indirectly guarantee or otherwise become liable for the performance of the Company's obligations under such contracts which were transferred to the Company in connection with the Distribution (the "Guaranteed Contracts"), including post-novation modifications to the Guaranteed Contracts. Such novation agreements also provide that the Company assumes all obligations under the Guaranteed Contracts and that the U.S. Government recognizes the transfer of such Guaranteed Contracts and related assets. While these Guaranteed Contracts are scheduled to be performed over a period of time, it is not expected that they will be fully and finally discharged for a number of years.

  The Company has agreed in the Assumption of Liabilities and Indemnity Agreement to perform all of its obligations under each Guaranteed Contract and to indemnify Olin against any liability Olin may incur under the novation agreements by reason of any failure by the Company to perform such obligations.

ITEM 2.  PROPERTIES
-------------------

  The table below sets forth the locations where the Company conducts its business and a brief description of the activities conducted at each identified location. The Company believes that its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Unless otherwise noted below, the identified location is owned by the Company.


          LOCATION                              PRIMARY ACTIVITIES
          --------                              ------------------
St. Petersburg, Florida(1)..........   Corporate headquarters
                                       Systems management operation for large
                                       caliber ammunition

Red Lion, Pennsylvania..............   Manufacturing and research and
                                       development facility for large caliber
                                       ammunition metal and composite parts

Redmond, Washington.................   Design, manufacturing and test facility
                                       for space, solid propellant and
                                       electronic products
                                       Office facilities
                                       Research and development laboratory

St. Marks, Florida...................  Manufacturing facility for Ball
                                       Powder(R) Propellant
                                       Research and development laboratory

Marion, Illinois(1)..................  Loading, assembly and packing of medium caliber ammunition
                                       Manufacturing and test facility for
                                       solid propellant products
                                       Demilitarization services
                                       Research and development laboratory

Marion, Illinois ....................  Test range

San Leandro, California(1)...........  Pulsed power research and development laboratory and test facilities; pulsed
                                       power and advanced warhead engineering
                                       and management

Downey, California(1)................  Manufacturing facility for medium caliber ammunition components and air dispensed
                                       munitions components
                                       System management and research and
                                       development

Moses Lake, Washington(1)............  Manufacturing and test facility for solid propellant products

Camden, Arkansas(2)..................  Test range
                                       Support for the ammunition business

Tracy, California....................  Manufacturing and test facility for advanced anti-armor warhead systems

Lucerne, Switzerland(1)..............  Design, development and testing of anti-
                                       armor warhead systems for the Swiss
                                       Government

(1) Leased.
(2) Leased in part and occupied in part under a subcontract.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

  The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign Government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities including repayments, fines or penalties being imposed upon the Company or could lead to suspension or debarment from future Government contracting by the Company.

  The Company has strict policies requiring its employees to comply with all applicable legal standards relating to contract procurement and administration. In addition, the Company requires adherence to high ethical standards by its employees. The Company also has an Ethics and Compliance Program in which each major location has an ethics officer who acts as a resource for encouraging and monitoring compliance with these standards. It is the policy of the Company and its subsidiaries to cooperate fully with all Governmental investigations of their affairs.

  The Company is a party to a number of pending or threatened investigations, claims and proceedings.

  One such investigation concluded in 1996. In May 1994, the Company discovered that an employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois testing facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, the Company promptly notified U.S. Government contract representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to investigate fully the matter and take all necessary corrective actions. In September 1994, a Federal grand jury in the United States District Court for the Southern District of Illinois issued two subpoenas to the Company requesting production of documents relating generally to certain medium caliber ammunition programs and specifically to the software modification described above. Subsequently, the Company received additional subpoenas and several Marion employees have received subpoenas to testify before the grand jury. The Company complied with the subpoenas and cooperated with Government officials to resolve the matter. After discussion with the U.S. Attorney's Office regarding the investigation of the performance of the contracts in question, Olin and the U.S. Attorney entered into an agreement to settle this matter on September 11, 1996. Under the agreement, the U.S. Government agreed not to pursue any criminal or civil claims against Olin or its subsidiaries in connection with these government contracts. Olin has paid to the U.S. Government $8.0 million in connection with the settlement and without admitting to any wrongdoing or liability. The Company's financial statements reflect the expenses associated with this matter, including the $8.0 million settlement, of which $6.0 million and $2.0 million was charged to operations during 1996 and 1995, respectively.

  The Company is a party to a contract dispute with the Belgium Ministry of Defense related to a 1985 sale of artillery ammunition. The Belgium Ministry of Defense has alleged improprieties committed by the Belgium national who represented the Company in the transaction. Based on these allegations, the Belgium Ministry of Defense withheld final payment on the contract. On July 2, 1990, the Company's wholly-owned subsidiary G.D. International ("GDI") instituted an action in the Court of First Instance of Brussels (the "Court") seeking that the Court declare that because the Ministry of Defense withheld the final payment, the contract had been terminated and GDI's obligations thereunder extinguished. The Company agreed to extend a letter of credit related to the contract guarantee pending resolution of the underlying contract dispute. In March 1996, the trial court ruled against the Company. The decision has been appealed. In the event that the trial court's decision is sustained, the resultant liability is estimated at approximately $4.5 million, net of a $1.1 million receivable, at current exchange rates. The Company's financial statements reflect this estimate as a charge to operations in 1996. Olin has agreed, in conjunction with the Distribution, to assume responsibility for legal fees and costs, monetary judgments and civil settlements associated with this contract dispute in Belgium.

  While the Company cannot predict the ultimate outcome of the Belgian contract dispute summarized above, as well as other pending or threatened proceedings, including matters arising under provisions relating to the protection of the environment, it does not believe that the consequences will be materially adverse to its results of operation or financial position or that the Company's liability with respect thereto will exceed the amounts which have previously been charged to operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.





                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS
-------------------------------------------------------------------------------

MARKET INFORMATION

    The shares of the Company's Common Stock commenced regular way trading on The NASDAQ National Market System under the symbol PRMX on January 7, 1997.

HOLDERS

       As of February 28, 1997, there were approximately 9,800 record holders of the Company's common stock.

DIVIDENDS

       The Company declared a quarterly cash dividend of $0.15 per share, payable on March 20, 1997 to shareholders of record as of February 20, 1997. The Company anticipates it will pay quarterly cash dividends which, on an annual basis, will aggregate $0.60 per share in 1997. The payment of cash dividends in the future will be dependent upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors considered relevant by the Board of Directors.

       The Company's credit facility limits the payment or declaration of dividends by the Company on any class of its stock, as well as any other distribution, liquidation, purchase or other acquisition of the Company's stock by it or any subsidiary. At January 1, 1997, the credit agreement permitted approximately $17 million to be paid in dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                     The following table summarizes certain selected historical financial and operating information with respect to the Company. This historical data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto in Item 8 and "Management's Discussion and analysis of Financial Condition and Results of Operations" in Item 7.

                            YEAR ENDED DECEMBER 31,
               -------------------------------------------------
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          1996             1995              1994              1993        1992
                                                          ----             ----              ----              ----        ----
OPERATIONS
Sales...........................................       $  471,488        $  508,113        $  416,148       $  376,332  $  430,120
Cost of Goods Sold..............................          399,187           428,707           335,303          304,717     350,942
Selling and Administration......................           53,336            51,297            46,758           43,643      47,991
Research and Development........................            6,241             5,016             5,364            6,055       6,308
Other Charges (1) ..............................           10,500             2,000                 -           12,600           -
                                                       ----------        ----------        ----------       ----------  ----------
Operating Income ...............................            2,224            21,093            28,723            9,317      24,879
Interest Expense................................            9,256             9,276             8,638            7,880       8,490
Interest and Other Income.......................              663               807             1,743            2,307       2,075
                                                       ----------        ----------        ----------       ----------  ----------
Income (Loss) Before Taxes......................           (6,369)           12,624            21,828            3,744      18,464
Income Tax Provision............................            1,533             6,963             9,805            2,722       8,001
                                                       ----------        ----------        ----------       ----------  ----------
Income (Loss) Before Cumulative Effect of
 Accounting Change..............................           (7,902)            5,661            12,023            1,022      10,463
Accounting Changes..............................                -                 -                -                 -      (6,159)
                                                        ----------        ----------        ----------       ---------- ----------
Net Income (Loss) ..............................        $  (7,902)       $    5,661        $   12,023       $    1,022  $    4,304
Pro Forma Income (Loss) Per Share (2)...........        $   (1.51)            $1.08             $2.30            $0.20  $     0.82

Number of Common Shares ........................        5,220,276         5,220,276         5,220,276        5,220,276   5,220,276
   Outstanding (2)




                            YEAR ENDED DECEMBER 31,
                     --------------------------------------
                               ($ IN THOUSANDS)


                                              1996             1995              1994              1993             1992
                                              ----             ----              ----              ----             ----
FINANCIAL POSITION
Cash.....................................  $   20,000        $        -        $        -       $        -        $        -
Property Plant and Equipment, Net........     105,023           114,473           114,113           98,771           107,836
Total Assets.............................     373,743           380,979           364,175          294,077           330,551
Capitalization:
  Long-Term Debt.........................     145,000           125,000           125,000          125,000           125,000
  Shareholders' Equity...................     145,134           158,535           131,113           91,287           114,775
                                           ----------        ----------        ----------       ----------        ----------
Total Capitalization.....................     290,134           283,535           256,113          216,287           239,775
OTHER
Capital Expenditures.....................      13,273            19,191            17,821           12,682            14,082
Depreciation.............................      17,211            16,633            16,955           14,323            14,220

Total Debt to Total Capitalization.......        50.0%             44.1%             48.8%            57.8%             52.1%

(1) Other charges include a charge for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility ($6 million in 1996 and $2 million in 1995) and a $4.5 million charge in 1996 related to a trial court ruling involving a contract dispute with the Belgium Ministry of Defense related to a 1985 sale of artillery ammunition. Also, 1993 other charges include a charge for a strategic action plan of $12.6 million.
(2) The calculation of net income per share on a pro forma basis assumed that all 5,220,276 common shares outstanding immediately after the Distribution were outstanding for all periods prior to the Distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

  This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when the Company operated as the Ordnance and Aerospace Divisions of Olin. However, this discussion and analysis of financial condition and results of operations has been prepared as if the Company were a separate entity for all periods discussed.

RESULTS OF OPERATIONS

                                          YEARS ENDED DECEMBER 31,
                                       -----------------------------
                                             ($ IN THOUSANDS)

                                         1996      1995       1994
                                       --------   -------   --------
Sales...........................       $471,488   $508,113  $416,148
Gross Margin....................         72,301     79,406    80,845
Selling and Administration......         53,366     51,297    46,758
Other Charges...................         10,500      2,000         -
Net Income (Loss) ..............         (7,902)     5,661    12,023


YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

  Sales declined 7% principally attributable to lower shipments of combined effects munitions, Ball Powder(R) propellant, and electromagnetic systems, which more than offset higher tank ammunition sales. The lower sales levels of combined effects munitions and electromagnetic systems reflect the completion of major programs during 1996. The U.S. Government contract for combined effects munitions is not expected to be renewed. Sales of commercial Ball Powder(R) propellant declined 16% in the 1996 period as sporting ammunition customers drastically reduced their purchases. In 1995, heavy consumer buying patterns for sporting ammunition were driven by a concern over the threat of restrictive legislation and taxation, which increased the demand for Ball Powder(R) propellant. Restrictive legislation in the form of the Brady bill and the assault weapons ban was passed in 1993 and 1994, respectively, while a proposed prohibitive tax on ammunition was not adopted.

  Gross margin percentage decreased to 15% from 16% due primarily to the decline in sales of Ball Powder(R) propellant.

  Selling and administration expenses as a percentage of sales increased to 11% from 10% due to lower sales and a higher level of expenses primarily associated with the Distribution.

  Other charges in 1996 represents the provision for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility ($6.0 million) and the charge for the contract dispute with the Belgian Ministry of Defense related to a 1985 sale of artillery ammunition ($4.5 million).

  Customer-sponsored research of $31.9 million decreased $15.8 million due to the completion of an international contract for electromagnetic systems in 1995.

  Income tax expense of $1.5 million and $7.0 million was recorded in 1996 and 1995 on pretax losses of $(6.4) million and pretax income of $12.6 million in 1996 and 1995, respectively. The impact of the Marion legal settlement which is non-deductible and other higher non-deductible expenses on a lower level of profits in 1996 were the main contributors to the higher effective tax rate for 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

Sales increased 22% primarily due to additional shipments of medium caliber ammunition, strong demand for electronic and solid propellant products and sales under a combined effects munition contract. The inclusion of a full year of sales from the Company's acquisition of certain assets of the medium caliber ammunition business of GenCorp's Aerojet Ordnance Division in April 1994, and sales under a combined effects munition contract awarded in 1994 accounted for a

15% increase in sales. Sales of large caliber ammunition declined due to the completion of a contract to supply tank ammunition components to the U.S. Army during 1994. Tank ammunition cartridge sales and profits in 1995 were consistent with 1994 levels. Ball Powder(R) propellant sales increased slightly as higher selling prices due to a more favorable product mix more than offset a decline in volumes. Increased volumes in the electronics business, specifically the in-flight entertainment product line, and strong demand for the solid propellant systems product lines contributed 6% to the sales increase.

  The gross margin percentage decreased to 16% from 19%. Cost overruns on certain production and development programs and additional costs associated with certain discontinued programs more than offset the increased margins from large caliber ammunition due to a favorable contract settlement and the profit impact from the additional medium caliber ammunition volumes.

  Selling and administration expenses as a percentage of sales decreased to 10% from 11% due primarily to the additional sales from the medium caliber ammunition acquisition. Selling and administration expenses increased in amount due to the inclusion of the operating expenses of the medium caliber ammunition acquisition for a full year and its related relocation and consolidation costs, and additional legal and consulting fees. Legal and consulting fees associated with the government investigation of certain testing irregularities at the Company's Marion, Illinois facility increased to $3.5 million in 1995 from $0.5 million in 1994.

  Other charges in 1995 of $2.0 million represents a provision for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility.

  Customer-sponsored research of $47.7 million, decreased $33.3 million, due to the overall reduction in government-funded ammunition programs and the advancement of a major ammunition development program into the production stage.

  The effective tax rate was 55% in 1995, compared to 45% in 1994. The impact of the charge related to the Marion legal settlement which is non-deductible and other non-deductible expenses on a lower level of profits in 1995 were the main contributors to the effective tax rate increase.

U.S. GOVERNMENT SALES

  U.S. Government sales amounted to $368.3 million in 1996, $391.1 million in 1995 and $318.9 million in 1994. See "Item 1. Business - U.S. Government Contracts and Regulations". Sales in 1996 reflect the decline in combined effects munitions resulting from the completion of that contract. Sales under the combined effects munition contract and a full year of medium caliber ammunition sales acquired with the Aerojet business were the main contributors to the increase in 1995 government sales. Approximately 75% and 80%, respectively, of total 1996 and 1995 U.S. Government sales were to the Department of Defense ("DoD") or agencies thereof. Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Company in future years, including its income, liquidity, capital resources, and financial condition. The precise impact of these decisions will depend upon their timing and the size of changes and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual DoD budget, the historical financial information of the Company may not be indicative of future performance and the viability of certain facilities and equipment may also be impacted. DoD sales activities are historically stronger in the latter part of the year because the timing of the recognition of the DoD ammunition sales tends to reflect the procurement cycle utilized by the U.S. Army. Certain commercial sales, such as Ball Powder(R) propellant volumes, tend to be stronger in the first half of the year because the buying patterns of sporting ammunition manufacturers are primarily driven by the fall hunting season.

  Since the U.S. Government usually awards and funds ordnance contracts on a year-by-year basis and the Company's business is dependent upon periodic awards of new contracts and the exercise of options contained in existing contracts, there can be no assurance that the U.S. Government will continue to purchase the Company's products and services over the long-term. The termination of any of the Company's significant contracts or the failure to obtain either renewals of certain existing contracts or additional contracts with the U.S. Government would have a material adverse effect on its results of future operations and financial condition.

ENVIRONMENTAL

  The Company is party to various governmental and private environmental actions associated with former manufacturing and test facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 1996, 1995 and 1994 and are not expected to be material to net income in future years. The Company's estimated environmental liability at the end of 1996 was attributable to five sites.

  Cash outlays for remedial and investigatory activities associated with former manufacturing and test facilities and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years; such charges to income were none in 1996 and $0.8 million and $0.1 million in 1995 and 1994, respectively. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $1.9 million at December 31, 1996 and $2.6 million at December 31, 1995, of which $1.9 million and $1.8 million, respectively, were classified as other noncurrent liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Total environmental-related cash outlays for 1996 were $3.6 million, of which $0.7 million was spent on investigatory and remedial efforts, $0.3 million on capital projects and $2.6 million on normal plant operations.

  Environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $2 million and $5 million annually over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

FUTURE SERVICE COSTS

  From the time of the Distribution to December 31, 1997, the Company and Olin will share certain services, such as payroll and benefits administration, mainframe computing services, and telecommunications support. Olin will be reimbursed by the Company at rates comparable to the pre-Distribution inter-company charges. By December 31, 1997, the Company will develop and establish these services on its own, at costs that may be more or less than the rates charged by Olin. It is anticipated that as a separate public company, costs of other types of services, in addition to those mentioned, will increase by approximately $4 million per year as a result of additional financial reporting requirements, stock transfer fees, director's fees, insurance, and executive compensation and benefits. Pro forma net loss for 1996, would have been $10.5 million compared to the reported net loss of $7.9 million, and pro forma net income for 1995, would have been $3.1 million compared to the reported net income of $5.7 million after giving effect to the additional $4 million of annual pretax costs expected to be incurred in the future as a separate public company.

NEW ACCOUNTING STANDARDS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of this standard did not have a material impact on the Company's financial position and its operating results.

  Effective January 1, 1996, The Company adopted Statement of Finance Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As allowable by SFAS No. 123, the Company will not adopt the recognition and measurement provisions of the statement, but rather will disclose in the notes to the financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations supplemented by credit provided by Olin and proceeds from sales of property, plant and equipment were used to finance the Company's funding needs of capital spending and the 1994 acquisition of the medium caliber ammunition business of GenCorp's Aerojet Ordnance Division. In the past and until the Distribution, the Company's financing requirements were provided by Olin. In connection with the Distribution, the Company assumed a $160 million floating rate financing agreement (the "Revolving Credit Agreement") with participating banks to provide financing for the Company's working capital requirements, capital expenditures and general corporate purposes. Olin borrowed $145 million under the Revolving Credit Agreement based on the Company's estimated working capital at the date of Distribution. A final determination of the appropriate debt level by Olin resulted in targeted debt of $125 million. Accordingly, the Company was provided with $20 million in cash by Olin. The Revolving Credit Agreement permits borrowings on a revolving basis over a five-year term. It contains restrictive covenants limiting the ratio which earnings before interest and taxes bears to interest expense, the ratio which total debt bears to earnings before interest, taxes, depreciation and amortization, and contains minimum tangible net worth requirements. No principal repayments are required until the end of the five-year term. During February 1997, the Company entered into a series of interest rate swaps that fixed the interest rate on a substantial portion of its borrowings projected over the next four years.

For the year ended December 31, 1996, net cash provided by operations totaled $14.3 million. During 1996, cash was provided by the reduction in accounts receivable resulting from completion of the combined effects munition contract and a cash settlement resulting from an in-flight entertainment contract cancellation that occurred in 1995, offset in part by lower current liabilities, primarily accounts payable, and increased inventory associated with medium caliber ammunition production delays. During the fourth quarter of 1996, the Company entered into a contract modification under one of its multi-year contracts which allows for the acceleration of contract payments, in exchange for a reduction in selling price. To qualify for such payments, the Company must achieve certain performance milestones. Through February 1997, the Company had received approximately $61 million of such payments.

  For the year ended December 31, 1995, net cash used for operations totaled $7.8 million. The utilization of cash by operating activities for the year ended 1995 was due to an increase in working capital required to support the higher sales from the combined effects munition contract and because of shipment delays on certain medium caliber and tank ammunition contracts, offset in part by cash provided by loans taken against the cash surrender value of key employees life insurance policies. Operating cash flow in 1994 decreased significantly from the prior year as additional funds were spent for working capital. Increase in inventories was due to shipment delays on certain medium caliber ammunition and additional funds to support both the combined effects munition contract and the commercial in-flight entertainment product line, and was offset in part by higher current liabilities. Also, funds were spent for the expansion of the Company's complete line of medium caliber ammunition products.

  Capital spending for the year ended December 31, 1996 decreased 31% from 1995 due to a planned reduction to control capital costs and the completion of the medium caliber ammunition consolidation and the facilities to demilitarize obsolete ammunition stocks (ammunition de-mil). Capital spending in 1995 increased 8% from the prior year, mainly to complete the consolidation of some medium caliber ammunition assembly operations into the Company's Marion operations and the ammunition de-mil facility. Capital spending in 1994 increased 40% from the prior year mainly to consolidate the acquired medium caliber ammunition operations with the Company's existing medium caliber ammunition facilities and to construct a facility to perform ammunition de-mil.

  During 1994, the Company purchased certain medium caliber ammunition and air dispensed munitions assets of GenCorp's Aerojet Ordnance Division for approximately $25.4 million. This acquisition provided the Company with a complete line of medium caliber ammunition as well as air dispensed munitions products.

  The Company believes that, based on its working capital and fixed capital requirements, amounts available under the Revolving Credit Agreement are adequate to meet its cash requirements.

EFFECT OF INFLATION

  Because of the relatively low level of inflation experienced in the U.S., inflation did not have a material adverse effect on the revenue or operating results of the Company during the three most recent fiscal years.


RISK FACTORS

          All forecasts and projections in this Form 10-K are "forwarded-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to the following: demand for commercial powder; international business opportunities; ammunition lot acceptance; timing of contract funding and continued receipt of accelerated payments under the multi-year tank ammunition contract; changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending or redirection of Department of Defense program funding; production and pricing levels of important raw materials, lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; and costs and effects of legal and administrative cases, proceedings, settlements and investigations involving the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                                   INDEX TO

                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                              ----

Independent Auditors' Report................................................................    22

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995...................    23

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994..    24

Consolidated Statements of Cash Flow for the Years Ended December 31, 1996, 1995 and 1994...    25

Notes to Consolidated Financial Statements..................................................    26

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Primex Technologies, Inc.:

  We have audited the consolidated balance sheets of Primex Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primex Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                           KPMG Peat Marwick LLP

Tampa, Florida
February 13, 1997

                           PRIMEX TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS




                                                              DECEMBER 31,
                                                          --------------------
                                                            1996          1995
                                                            ----          ----
ASSETS                                                     ($ IN THOUSANDS)

Current Assets:
  Cash............................................        $ 20,000     $      -
  Receivables.....................................         123,658      153,076
  Inventories, Net................................          57,241       49,763
  Other Current Assets............................           5,843        6,587
                                                          --------     --------
    Total Current Assets..........................         206,742      209,426
Property, Plant and Equipment, Net................         105,023      114,473
Goodwill..........................................          47,385       49,831
Other Assets......................................          14,593        7,249
                                                          --------     --------

    Total Assets..................................        $373,743     $380,979
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
  Accounts Payable................................        $ 30,147     $ 42,781
  Income Taxes Payable............................               -          625
  Accrued Liabilities.............................          28,873       23,087
                                                          --------     --------
    Total Current Liabilities.....................          59,020       66,493
Long Term Debt....................................         145,000      125,000
Other Liabilities.................................          24,589       30,951
                                                          --------     --------
    Total Liabilities.............................         228,609      222,444

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $1.00 par value, 60,000,000 shares
 authorized, issued and outstanding
 5,220,276 shares.................................           5,220            -
Additional Paid-in Capital........................         139,914            -
Equity ...........................................               -      158,535
                                                          --------     --------
    Total Stockholders' Equity....................         145,134      158,535
                                                          --------     --------

    Total Liabilities and Stockholders' Equity....        $373,743     $380,979
                                                          ========     ========



         See accompanying notes to consolidated  financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                               ---------------------------------------
                                                    1996        1995        1994
                                                    ----        ----        -----
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales  ......................................    $  471,488   $  508,113  $  416,148
Operating Expenses:
     Cost of Goods Sold  ....................       399,187      428,707     335,303
     Selling and Administration  ............        53,336       51,297      46,758
     Research and Development  ..............         6,241        5,016       5,364
     Other Charges  .........................        10,500        2,000           -
                                                 ----------   ----------  ----------

 Operating Income  ..........................         2,224       21,093      28,723

 Interest Expense  ..........................         9,256        9,276       8,638
 Interest and Other Income  .................           663          807       1,743
                                                 ----------   ----------  ----------

 Income (Loss) Before Taxes  ................        (6,369)      12,624      21,828
 Income Tax Provision  ......................         1,533        6,963       9,805
                                                 ----------   ----------  ----------

 Net Income (Loss)  .........................    $   (7,902)  $    5,661  $   12,023
                                                 ==========   ==========  ==========

 (Unaudited Proforma Information)
  Proforma Net Income Per Share..............        $(1.51)       $1.08       $2.30
                                                 ==========   ==========  ==========

 Common Shares Outstanding...................     5,220,276    5,220,276   5,220,276
                                                 ==========   ==========  ==========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1996      1995       1994
                                                                 --------   --------   --------
                                                                         ($ IN THOUSANDS)
OPERATING ACTIVITIES
--------------------
Net Income (Loss)............................................    $ (7,902)  $  5,661   $ 12,023
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
Depreciation.................................................      17,211     16,633     16,955
Amortization of Intangibles..................................       2,954      3,042      2,669
Deferred Taxes...............................................      (3,805)     2,502     (2,007)
Changes in Assets and Liabilities
 Net of Purchase of Business:
   Receivables...............................................      29,418    (48,182)       (93)
   Inventories...............................................      (7,478)    16,038    (31,149)
   Other Current Assets......................................         659        481       (213)
   Current Liabilities.......................................      (7,473)   (16,899)    23,624
   Other Liabilities.........................................      (2,472)     2,217     (2,945)
   Other Assets..............................................      (7,737)    10,482     (3,280)
Other Operating Activities...................................         947        201        136
                                                                 --------   --------   --------
 Net Operating Activities....................................      14,322     (7,824)    15,720
                                                                 --------   --------   --------

INVESTING ACTIVITIES
--------------------
Capital Expenditures.........................................     (13,273)   (19,191)   (17,821)
Acquisition..................................................           -          -    (25,400)
Disposition of Property Plant and Equipment..................       4,565      3,859          -
Other Investing Activities...................................        (195)         -       (302)
                                                                 --------   --------   --------
 Net Investing Activities....................................      (8,903)   (15,332)   (43,523)
                                                                 --------   --------   --------

FINANCING ACTIVITIES
--------------------
Net Borrowing (Repayment) ...................................      20,000          -          -
Net Transfers from (to) Olin.................................      (5,419)    23,156     27,803
                                                                 --------   --------   --------
 Net Financial Activities....................................      14,581     23,156     27,803
                                                                 --------   --------   --------

Net Increase in Cash.........................................      20,000          -          -
Cash, Beginning of Year......................................           -          -          -
                                                                 --------   --------   --------
Cash, End of Year............................................    $ 20,000   $      -   $      -
                                                                 ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



FORMATION OF PRIMEX TECHNOLOGIES, INC. AND DESCRIPTION OF BUSINESS

  Primex Technologies, Inc. (the "Company") was organized in May 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders consisting of all of the outstanding shares of the Company's common stock. Regular way trading in the common stock commenced on The Nasdaq National Market System on January 7, 1997.

  Prior to December 31, 1996, the Company was a wholly-owned subsidiary of Olin. In connection with the Distribution, the assets and liabilities of Olin's former Ordnance Division ("Ordnance") and Aerospace Division ("Aerospace") were transferred to the Company.

  Ordnance produces large and medium caliber ammunition for aircraft, artillery, tanks, warships; air dispensed munitions; Ball Powder(R) propellant for sporting, military and commercial applications; and propulsion systems for large caliber gun systems. Ordnance's primary customers are the U.S. Department of Defense and other government R&D agencies/laboratories, allied governments and sporting ammunition manufacturers.

  Aerospace products include rocket engines, advanced electric propulsion systems, aerospace electronic products, pulsed power systems and solid propellant products, including munitions dispensing systems. Aerospace's primary customers are satellite, aircraft and missile contractors; other defense/aerospace subsystems and systems contractors; NASA and other government R&D agencies/laboratories.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the former combined operations of the Ordnance and Aerospace Divisions. The consolidated financial statements have been prepared as if the Company had operated as a separate stand-alone entity for all periods presented and include only those assets and liabilities transferred to the Company, and revenues and expenses attributable to the Company's operations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which were transferred to the Company prior to the Distribution. Inter-company balances and transactions between entities included in these financial statements have been eliminated. These financial statements include the assets, liabilities, revenues and expenses of the following subsidiaries:

  Primex Aerospace Company
  Primex Physics International Company
  U.S. Ordnance Company
  General Defense Corporation (GDC)
  GD International, LTD, a wholly-owned subsidiary of GDC
  Olin Services, Inc., a wholly-owned subsidiary of GDC
  PI Physics International (Schweiz) A.G., a wholly-owned subsidiary of Primex
   Physics International Company

  The consolidated financial statements include an allocation of Olin's consolidated debt prior to December 31, 1996 and interest expense related to the assigned portion of Olin's debt. The amount of debt allocated was based on providing a debt to equity ratio similar to that of Olin as well as a level of debt the Company could maintain on an independent basis in the future. Management believes the method used to allocate the debt is reasonable. An assessment of corporate overhead is included in selling and administration expenses with the allocation based on either effort committed or number of employees. Management believes that the allocation method used to allocate the costs and expenses is reasonable. However, such allocated amounts may or may not necessarily be indicative of what selling and

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



administration expenses would have been if the Company operated independently of Olin. It is anticipated that as a separate public company administration expenses will increase by approximately $4,000 per year as a result of additional financial reporting requirements, stock transfer fees, directors' fees, insurance, and executive compensation and benefits.

  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.


Long-Term Contracts

  Sales and cost of sales related to government contracts that extend beyond one year are primarily recognized under the percentage-of-completion method of accounting as costs are incurred. Profits expected to be realized on contracts are based on the Company's estimates of costs at completion compared to total contract sales value; profits for interim reporting periods are based on costs incurred relative to total estimated costs at completion. When the Company believes the cost of completing a contract will exceed contract-related revenues, the full amount of the anticipated contract loss is recognized. For contracts or commercial orders with performance periods of under one year, sales are recognized on the units shipped method of accounting.

  Sales directly to the U.S. government and its agencies amounted to $368,257 in 1996, $391,099 in 1995, and $318,898 in 1994. No other single customer accounted for more than 9% of the Company's total annual sales during the three-year period ended December 31, 1996. Export sales from the United States to unaffiliated customers were $28,875, $24,285 and $16,428 in 1996, 1995 and 1994, respectively.


Inventories

  Inventories are stated at the lower of cost or net realizable value. Prior to the Distribution, certain inventories were included in a larger pool of Olin inventories valued by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Company was allocated a percentage share of the LIFO reserve related to this inventory pool (based on first-in, first-out) by Olin as part of the Distribution.


Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

               Improvements to land.............  10 to 20 years
               Building and building equipment..   5 to 45 years
               Machinery and equipment..........   3 to 12 years

Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Start-up costs are expensed as incurred.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                     ($ IN THOUSAND, EXCEPT PER SHARE DATA)



Goodwill

  Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized principally over 30 years on a straight-line basis. Accumulated amortization was $20,430 and $17,869 at December 31, 1996 and 1995, respectively. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company assesses the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. An impairment would be recorded based on the estimated fair value.

Environmental Liabilities and Expenditures

  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and /or mitigate or prevent contamination from future operations.

Income Taxes

  Prior to the Distribution, the Company's operations were included in the U.S. federal consolidated tax returns of Olin. The provision for income taxes includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate Company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Allocated income taxes are settled with Olin on a current basis. Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income (Loss) Per Share

The calculation of net income per share on a pro forma basis assumes that all 5,220,276 common shares outstanding immediately after the Distribution were outstanding for all periods prior to the Distribution.

Accounting Standards

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of this standard did not have a material impact on the Company's financial position and its operating results.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As allowable by SFAS No. 123, the Company will not adopt the recognition and measurement provisions of the statement, but rather will disclose in the notes to the financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



RECEIVABLES

  Receivables, including amounts due under long-term contracts (contract receivables), consist of the following:

                                                        1996      1995
                                                      --------  --------
Contract receivables:
  Billed receivables...............................   $ 18,490  $ 18,851
  Unbilled receivables.............................     85,898    92,113
  Trade receivables................................     18,440    40,621
                                                      --------  --------
    Total accounts receivable trade................    122,828   151,585
  Other receivables..................................      830     1,491
                                                      --------  --------
    Total                                             $123,658  $153,076
                                                      ========  ========



  Unbilled receivables represent the balance of recoverable costs and accrued profit comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not billable as of the balance sheet date under the contractual terms. Billed and unbilled contract receivables include amounts related to Government contracts of $12,478 and $72,278 in 1996, and $12,061 and $79,473 in 1995. Also
included in contract receivables are claims in the amount of $266 and $445 at December 31, 1996 and 1995, respectively.


INVENTORIES
 Inventories consist of the following:
                                                     1996      1995
                                                     ----      ----
 Raw materials and work-in-progress..............  $58,355  $50,690
 Finished goods..................................    7,927    7,749
                                                   -------  -------
                                                    66,282   58,439
 Less revaluation to LIFO........................    9,041    8,676
                                                   -------  -------
 Total inventories...............................  $57,241  $49,763
                                                   =======  =======

  Inventory valued at LIFO represented approximately 21% of total inventory at December 31, 1996 and 22% of total inventory at December 31, 1995.


PROPERTY, PLANT AND EQUIPMENT
                                                    1996     1995
                                                    ----     ----

Land and improvements to land................... $ 14,399  $ 17,497
Building and building equipment.................   39,869    37,942
Machinery and equipment.........................  162,419   158,771
Leasehold improvements..........................   20,161    17,961
Construction-in-progress........................   17,502    23,927
                                                 --------  --------
Property, plant and equipment...................  254,350   256,098
Less accumulated depreciation...................  149,327   141,625
                                                 --------  --------
                                                 $105,023  $114,473
                                                 ========  ========

Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $9,824, $ 9,846 and $8,568 in 1996, 1995 and 1994, respectively.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



LONG-TERM BORROWINGS

  As a result of the Distribution the Company has assumed all obligations for a financing agreement entered into on December 23, 1996 by Olin (the "Revolving Credit Agreement"), under the terms of which participating banks have committed a maximum of $160,000 to the Company for cash borrowings and letters of credit. Borrowings under the Revolving Credit Agreement are unsecured. The Company pays interest, under the Revolving Credit Agreement, on outstanding borrowings at the Company's choice of various floating rate options. The Revolving Credit Agreement expires on December 31, 2001 and contains a number of financial covenants including requirements of minimum interest coverage, maximum leverage, and minimum tangible net worth. It also contains limitations on amounts available to pay dividends or repurchase Company stock ("Restricted Payments"). At December 31, 1996 the amounts available for Restricted Payments were $17 million. Outstanding borrowings under this facility at December 31, 1996 were $145,000 with a weighted average interest rate of 6.3%.

  The financial statements include $125,000 of debt for all periods prior to establishment of the Revolving Credit Agreement which has been reclassified as long-term debt as a result of the Distribution and assumption of the Revolving Credit Agreement. Interest expense of $9,256, $9,276 and $8,638 in 1996, 1995, and 1994, respectively, was determined using Olin's annual average borrowing rates for those periods.

OTHER CHARGES

  Other charges include a provision for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility of $6,000 in the year ended December 31, 1996 and $2,000 in the year ended December 31, 1995. Also included in other charges in the year ended December 31, 1996 is a $4,500 provision relating to the Belgian contract dispute. See footnote titled "Legal Proceedings" included herein.

ACCRUED LIABILITIES

 Accrued liabilities consist of the following:

                                                   1996     1995
                                                   ----     ----

Accrued payroll and employee benefits...........  $12,506  $10,802
Contract Liabilities............................   11,776    6,495
Other...........................................    4,591    5,790
                                                  -------  -------

Total accrued liabilities.......................  $28,873  $23,087
                                                  =======  =======

  Contract liabilities represent principally reserves for anticipated losses on certain incomplete contracts as well as estimated costs to perform contractual activities associated with completed contracts.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



INCOME TAXES

Components of Income Tax Expense:
                                              1996     1995    1994
                                              ----     ----    ----
  Currently payable:
    Federal ...........................      $4,509   $3,774  $9,976
    State .............................         829      687   1,836
  Deferred.............................      (3,805)   2,502  (2,007)
                                             ------   ------  ------
  Income Tax Expense...................      $1,533   $6,963  $9,805
                                             ======   ======  ======

  The following table accounts for the difference between the income tax expenses provision and the amounts obtained by applying the statutory U.S. federal income tax to the income before taxes.

Effective Tax Rate Reconciliation (percent):
                                                    1996       1995     1994
                                                    ----       ----     ----

  Statutory Federal Tax Rate.........              (35.0)      35.0     35.0
  State Income Taxes, Net.............               2.4        5.5      4.5
  Goodwill............................              14.1        7.0      4.1
  Fines and Penalties.................              33.0        5.5        -
  Supplemental Pension................                 -        0.8      1.0
  Other, Net..........................               9.6        1.4      0.3
                                                   -----       ----     ----
  Effective Tax Rate..................              24.1       55.2     44.9
                                                   =====       ====     ====

Components of Deferred Tax Assets and Liabilities:

                                                           1996     1995
                                                           ----     ----
  Deferred Tax Assets:
    Postretirement Benefits...........................   $ 4,889  $ 3,653
    Non-deductible Reserves...........................    10,941    9,900
    Other Miscellaneous Items.........................     1,300    3,390
                                                         -------  -------
      Total Deferred Tax Assets.......................   $17,130  $16,943
                                                         =======  =======

  Deferred Tax Liabilities:
    Property, Plant and Equipment.....................   $11,396  $13,895
    Deferred Contract Income..........................     4,942    6,061
                                                         -------  -------
      Total Deferred Tax Liabilities..................   $16,338  $19,956
                                                         =======  =======


  Income from foreign subsidiaries is not significant and represented less than $70 in each of the years presented. Included in other current assets at December 31, 1996 and 1995, respectively, are $4,717 and $4,802 of net current deferred assets.

ACQUISITIONS

  In 1994, the Company acquired certain assets of the medium caliber ammunition business of GenCorp's Aerojet Ordnance Division for approximately $25,400. The fair value of assets acquired included working capital of $11,170 and property, plant and equipment of $14,230. This acquisition was accounted for as a purchase and accordingly, its results of operations, which were not material, are included in the combined financial statements from the date of acquisition.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


EMPLOYEE BENEFIT PLANS

  Prior to the Distribution, virtually all U.S. employees of the Company participated in one of several Olin pension benefit plans covering employees of other Olin businesses. The pension liability for active and retired employees participating in the Olin plans prior to the Distribution will remain with Olin. Costs and expenses include accruals for pensions at rates determined by Olin corporate personnel and which amounted to $5,295, $4,622 and $4,427 in 1996, 1995 and 1994, respectively. Effective January 1, 1997, pension benefits for substantially all domestic employees are provided through the Company's sponsorship of a defined contribution plan (the "Plan"). The Plan is intended to meet the requirements of Section 401 (k) of the Internal Revenue code. The Plan allows the Company to match participant contributions up to certain limits and to make age weighted profit sharing contributions for eligible participants.

  Certain Company employees prior to the Distribution participated in supplemental non-qualified pension plans. Costs and expenses associated with the non-qualified plans were $1,036, $566, and $688 in 1996, 1995, 1994, respectively. Included in other assets in 1996 and 1995 is the cash surrender value of the related life insurance policies of $11,727 and $1,991, respectively, which is net of loans against those policies of $9,200 in 1995. The loans were repaid in 1996. Olin will remain liable for payment of benefits accrued for employees of the Company under any Olin non-qualified benefit plan at the time of the Distribution. The Company will establish a non-qualified plan after the Distribution.

  Prior to the Distribution, the Company employees participated in the Olin Corporation Contributing Employee Ownership Plan, which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. The matching contribution allocable to the Company employees has been included in cost and expenses in the accompanying financial statements and was $2,577, $2,274, and $1,958 in 1996, 1995, 1994, respectively.

  The Company's employees also participate in Olin-provided postretirement health care and life insurance benefits for eligible active and retired domestic employees. Costs and expenses include accruals for post retirement benefits for both active and retired employees at rates determined by Olin corporate personnel and which amounted to $1,176, $1,100 and $550 in 1996, 1995, and 1994, respectively. The liability for retired employees prior to the Distribution will remain with Olin. The Company has adopted a plan similar to the Olin plan to provide postretirement benefits for its active employees.

The following table reflects the components of post retirement liability for active employees of the Company.

                                                                 1996    1995
                                                                 ----    ----
Accumulated postretirement benefit obligation:
Fully eligible active plan participants......................... $3,318  $3,473
Other active participants.......................................  5,251   5,666
                                                                 ------  ------
Cumulative accumulated postretirement benefit obligation........  8,569   9,139
Unrecognized loss...............................................      -    (912)
Unrecognized prior service cost.................................      -   1,165
                                                                 ------  ------
Net postretirement benefit liability............................ $8,569  $9,392
                                                                 ======  ======


  The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 8.0% in 1996, 7.5% in 1995 and 8.5% in 1994. The assumed health care cost trend rate used for pre-65 retirees was 11.2% in 1996 and 12.5% in 1995 and 13% in 1994, declining
one-half percent per annum to 5.5%.   A one percent increase each year in the
health care cost trend rate used would have resulted in a 10.1% increase in aggregate service and interest components of expense for the year 1996, and a $865 increase in the accumulated postretirement benefit obligation at December 31, 1996.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



LONG-TERM INCENTIVE PLAN

  The Company adopted a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan provides the ability to issue stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, and other stock-based awards. Subsequent to the Distribution the Company issued restricted stock units to certain officers of the Company. The value of the restricted stock units is $5,642 and will be charged to income over the vesting period of 5 years.

SHAREHOLDER RIGHTS PLAN

  The Company has adopted a Shareholder Rights Plan which is designed to prevent an acquiror from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the acquiror) to buy one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $55. The rights are exercisable only if a person acquires more than 15% of the Company's common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company's common stock. If any person acquires more than 15% of the Company's common stock and in the event of a subsequent merger or combination, each right will entitle the holder (other than the acquiror) to purchase stock or other property of the acquiror having a value of twice the exercise price. The Company can redeem the rights at $.01 for a certain period of time. The rights will expire on December 19, 2006, unless earlier redeemed by the Company.

STOCKHOLDERS' EQUITY

  Equity represents Olin's ownership interest in the recorded net assets of the Company prior to the Distribution. All cash and inter-company transactions flow through the equity account.

      Common stock and additional paid-in capital at December 31, 1996 represents the pro forma effect of shares issued as a result of the Distribution.

 Changes in Stockholders' Equity are Summarized below:

                                                                                        EQUITY IN
                                                     COMMON STOCK         ADDITIONAL    EARNINGS        TOTAL
                                                ----------------------     PAID-IN      PRIOR TO     STOCKHOLDERS'
                                                   SHARES      AMOUNT      CAPITAL     DISTRIBUTION     EQUITY
                                                ------------  --------    ----------   ------------  -------------

Balance at December 31, 1993....................           -    $    -     $      -      $  91,287     $ 91,287
Net Intercompany Activity with Olin.............           -         -            -         27,803       27,803
Net Income......................................           -         -            -         12,023       12,023
                                                                                         ---------     --------
Balance at December 31, 1994....................           -         -            -        131,113      131,113
Net Intercompany Activity with Olin.............           -         -            -         21,761       21,761
Net Income......................................           -         -            -          5,661        5,661
                                                 -----------    ------     --------      ---------     --------
Balance at December 31, 1995....................           -         -            -        158,535      158,535
Net Intercompany Activity with Olin.............           -         -            -         (5,499)      (5,499)
Net Loss........................................           -         -            -         (7,902)      (7,902)
Capitalization of Divisional Equity.............   5,220,276     5,220      139,914       (145,134)           -
                                                 -----------    ------     --------      ---------     --------
Balance at December 31, 1996....................   5,220,276    $5,220     $139,914      $       -     $145,134
                                                 ===========    ======     ========      =========     ========

                           PRIMEX TECHNOLOGIES, INC.
                           -------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



COMMITMENTS AND CONTINGENCIES

  The Company leases certain properties, such as manufacturing, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $5,222 in 1996, $4,684 in 1995 and $4,876 in 1994 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1996 are as follows: $4,092 in 1997; $3,419 in 1998; $2,917 in 1999; $2,549 in 2000; $1,870
in 2001.

ENVIRONMENTAL

  The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to none in 1996, $795, in 1995 and $120 in 1994. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $1,865 in 1996 and $2,574 in 1995 and are classified as other noncurrent liabilities, respectively.

  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigator studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

LEGAL PROCEEDINGS

  In May 1994, the Company discovered that an employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois testing facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, the Company promptly notified U.S. Government contracting representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to fully investigate the matter and take all necessary corrective actions. In September of 1996 this matter was settled with the U.S. Government for $8,000. The settlement charges of which $6,000 and $2,000 was charged to operations during 1996 and 1995, respectively, are included in "Other charges" in the accompanying consolidated statements of operations.

  The Company is involved in a contract dispute with the Belgium Ministry of Defense related to the 1985 sale of artillery ammunition. The Belgium Ministry of Defense has alleged improprieties committed by the Belgium national who represented the Company in the transaction. Based on these allegations, the Belgium Ministry of Defense withheld final payment on the contract and the Company agreed to extend the letter of credit related to the contract guarantee pending a decision by the Belgium courts on the underlying contract dispute. The trial court ruled against the Company. The decision has been appealed. In the event that the trial court's decision is sustained, the resultant liability is estimated at approximately $4,500, net of a $1,100 receivable, at current exchange rates. The provision for the estimated settlement is included in "Other Charges" in the accompanying consolidated statements of operations. However, since the net liability for this matter including legal fees and costs, monetary judgements, and cost settlements has been assumed by Olin in conjunction with the Distribution the balance sheet does not include any reserves related to this matter.

                           PRIMEX TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


RELATED PARTY TRANSACTIONS


  The Company sells propellant to Olin's Winchester Division which is used in the manufacturing of sporting ammunition. These product sales aggregated $15,813 in 1996, $23,272 in 1995 and $25,706 in 1994 and are reflected in sales on the statement of income for the respective periods. Payment of these inter-company sales occurred at the time of shipments by way of the inter-company account.

  The Company was charged by Olin for the Company's share of expenses of certain centralized activities using various allocation bases. These activities include, but are not limited to, administration of employee benefit programs, tax compliance, management information systems, treasury, legal and general corporate functions. Charges to the Company for centralized corporate services were $4,273 in 1996, $2,170 in 1995, and $2,528 in 1994. In 1996, the charges for centralized corporate services included a number of one time costs associated with the Distribution.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly operating results for 1996 and 1995:

                                                            YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------
                                                  1996                                     1995
                               ----------------------------------------   --------------------------------------
                                 FIRST     SECOND     THIRD     FOURTH     FIRST     SECOND    THIRD     FOURTH
                                QUARTER   QUARTER    QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                               ---------  --------  ---------   -------   --------  --------  --------  --------
Sales                          $102,081   $125,622  $101,072   $142,713   $109,095  $131,631  $118,856  $148,531
Gross Profit                     16,120     18,631    17,008     20,542     21,596    20,557    17,513    19,740
Operating Income (Loss)          (4,672)     4,273      (156)     2,779      7,895     5,941     3,566     3,691
Net Income (Loss)                (5,671)       959    (3,037)      (153)     2,585     1,758       704       614
Pro Forma Net Income (Loss)
     Per Share                   $(1.08)     $0.18    $(0.58)    $(0.03)     $0.49     $0.34     $0.13     $0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On February 4, 1997, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, retained Ernst & Young LLP ("Ernst & Young") to serve as independent accountants for the Company and its subsidiaries for periods ending after December 31, 1996. KPMG Peat Marwick LLP ("Peat Marwick"), the Company's former independant accountants, were terminated for future periods. No Peat Marwick report on the financial statements of the Company for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period, there has been no disagreement between the Company and Peat Marwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

BOARD OF DIRECTORS

  The following table sets forth information as to persons who serve as Directors of the Company.

NAME AND AGE                                            YEAR TERM EXPIRES
------------                                            -----------------
  Angelo A. Catani, 64...........................             1998
  Edwin M. Glasscock, 68(2)......................             1997
  James G. Hascall, 58...........................             1999
  David Lasky, 64(2).............................             1999
  Bob Martinez, 62(2)............................             1998
  William B. Mitchell, 61(2)... .................             1999
  Robert H. Rau, 60(1)...... ....................             1997
  Anthony W. Ruggiero, 55(1).....................             1998
  Leon E. Salomon, 60(1).........................             1997

  (1) Member Audit Committee
  (2) Member Compensation and Nominating Committee

  Mr. Catani has served as Vice Chairman of the Company since the Distribution. Prior thereto, Mr. Catani served with Olin as a Corporate Vice President since April 1993 and served as President of Olin's Ordnance Division since 1988. Mr. Catani also served as Vice President and General Manager of Defense Products for Olin from 1985 to 1987.

  Mr. Glasscock has served as a Director of the Company since the Distribution. He is President of Edwin M. Glasscock Associates, Inc., a management consulting firm founded by him in 1966.

  Mr. Hascall has served as Chairman and Chief Executive Officer of the Company since the Distribution. Prior thereto, Mr. Hascall served as Executive Vice President of Olin since January 1, 1996, having operating responsibility for Olin's Brass, Winchester, Ordnance and Aerospace Divisions. From October 1985 through December 1995, Mr. Hascall served as President of Olin's Brass Division and as a Corporate Senior Vice President of Olin.

  Mr. Lasky has served as a Director of the Company since the Distribution. He has served as Chairman of the Board of Directors of Curtiss-Wright Corporation since May 1995 and as Director, President and Chief Executive Officer of Curtiss-Wright since May 1993. Mr. Lasky previously served as Senior Vice President and General Counsel of Curtiss-Wright.

  Governor Martinez has served as a Director of the Company since the Distribution. He is a principal of Bob Martinez & Company, a domestic and international business development consulting firm, founded by him in 1993. From 1991-1993, Governor Martinez served as the nation's Drug Czar and from 1987 to 1991 as the Governor of the State of Florida. Prior to that time, he served in a variety of governmental positions, including Mayor of the City of Tampa, Florida.

  Mr. Mitchell has served as a Director of the Company since the Distribution. He served as Vice Chairman of Texas Instruments Incorporated from 1993 to his retirement in December, 1996. Mr. Mitchell previously served as Executive Vice President of Texas Instruments. He is a director of Curtiss-Wright Corporation.

  Mr. Rau has served as a Director of the Company since the Distribution. He has served as President and Chief Executive Officer of Rohr, Inc. since April 1993. Mr. Rau previously served as Executive Vice President of Parker Hannifin Corporation and as President of the Parker Bertea Aerospace Group of Parker Hannifin. He is also a member of the Board of Directors of Rohr.

  Mr. Ruggiero has served as a Director of the Company since the Distribution. He has served as Senior Vice President and Chief Financial Officer of Olin since September 1995. Prior to joining Olin, Mr. Ruggiero was Senior Vice President and Chief Financial Officer of Reader's Digest Association.

  General Salomon has served as a Director of the Company since the Distribution. He is is presently the Corporate Vice President of Purchasing and Logistics for Rubbermaid Incorporated. General Salomon retired from active duty in the U.S. Army in April 1996. Prior to his retirement, General Salomon commanded the U.S. Army Material Command from February 11, 1994. From 1992-1994, General Salomon was the Deputy Chief of Staff for Logistics, Department of the Army. Prior to that assignment, he was the Deputy Commanding General for Combined Arms Support, U.S. Army Training and Doctrine Command, and Commanding General, U.S. Army Combined Arms Support Command and at Fort Lee, Virginia from 1989 to 1992.

EXECUTIVE OFFICERS

 Set forth below is certain information as to the Company's executive officers.


NAME AND AGE                  POSITION
------------                  --------
James G. Hascall, 58........  Chairman and Chief Executive Officer
Angelo A. Catani, 64........  Vice Chairman
J. Douglas DeMaire, 50......  Executive Vice President
William W. Smith, 62........  Executive Vice President and President,
                               Aerospace and Electronics Division
John E. Fischer, 41.........  Vice President and Chief Financial Officer
George H. Pain, 46..........  Vice President, General Counsel and Secretary
Stephen C. Curley, 44.......  Vice President and Treasurer
Jackson C. Picker, 47.......  Vice President, Human Resources and
                               Administration
Michael S. Wilson, 50.......  Vice President and President, Ordnance and
                               Tactical Systems Division

  Mr. Hascall has served as Chairman and Chief Executive Officer of the Company since the Distribution. Prior thereto, he served with Olin as Executive Vice President since January 1, 1996, having operating responsibility for Olin's Brass, Winchester, Ordnance and Aerospace Divisions. From October 1985 through December 1995, Mr. Hascall served as President of Olin's Brass Division and as a Corporate Senior Vice President of Olin.

  Mr. Catani has served as Vice Chairman of the Company since the Distribution. Prior thereto, he served with Olin as Corporate Vice President since April 1993 and served as President of Olin's Ordnance Division since 1988. Mr. Catani also served as Vice President and General Manager of Defense Products for Olin from 1985 to 1987.

  Mr. DeMaire has served as Executive Vice President of the Company since the Distribution. Prior thereto, he served with Olin as Corporate Vice President, Corporate Planning since January 1996. Previously, Mr. DeMaire served as Vice President, Planning for Olin's Brass and Winchester Divisions from 1986 and 1991, respectively.

  Mr. Smith has served as Executive Vice President of the Company and President, Aerospace and Electronics Division since the Distribution. Prior thereto, he served with Olin as a Corporate Vice President since April 1993, having served as President of Olin's Aerospace Division since 1988.

  Mr. Fischer has served as Vice President and Chief Financial Officer of the Company since the Distribution. Prior thereto, he served as Vice President and Financial Officer of Olin's Ordnance Division since January 1995. Mr. Fischer previously served in a number of financial and contract management positions with Olin's subsidiary General Defense Corporation ("GDC"), and was corporate controller of GDC when it was acquired by Olin in 1988.

  Mr. Pain has served as Vice President, General Counsel and Secretary of the Company since the Distribution. Prior thereto, he served as Vice President, Legal of Olin's Brass and Winchester Divisions, and as Deputy General Counsel of Olin, since 1995. Mr. Pain has served in Olin's legal department since at least 1986.

  Mr. Curley has served as Vice President and Treasurer of the Company since the Distribution. Prior thereto, he served as Assistant Treasurer of Olin since September 1990. Previously, Mr. Curley served as the Senior Tax Counsel in Olin's Tax Department.

  Mr. Picker has served as Vice President, Human Resources and Administration of the Company since the Distribution. Prior thereto, he served as Vice President, Human Resources of Olin's Ordnance Division since 1989, and has served in various other human resource positions with Olin since 1975.

  Mr. Wilson has served as Vice President of the Company, and President, Ordnance and Tactical Systems Division since the Distribution. Prior thereto, he served as Vice President of Tank Ammunition for Olin since 1991. Mr. Wilson served from 1990 to 1991 as Vice President of Marketing, and from 1988 to 1991 as Vice President of Programs, for Olin's Ordnance Division. Mr. Wilson joined Olin's Ordnance Division in 1985 as Director of Business Development and Planning.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

COMPENSATION OF EXECUTIVE OFFICERS

  The Company was formed on May 10, 1996. The following table discloses compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered to Olin for the year ended December 31, 1996 (prior to the Distribution). The positions of the officers set forth below are those currently held in the Company.

                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------                 LONG TERM
                                                                                           COMPENSATION
                                                                                      -----------------------
                                                 1996 ANNUAL COMPENSATION              AWARDS(a)    PAYOUTS
                                             -------------------------------------    ----------   ----------
                                                                                      SECURITIES
     NAMES AND PRINCIPAL POSITION                                     OTHER ANNUAL    UNDERLYING     LTIP            ALL OTHER
       AS OF DECEMBER 31, 1996              SALARY        BONUS     COMPENSATION(b)   OPTIONS(c)   PAYOUTS(d)     COMPENSATION(e)
       -----------------------              ------        -----     --------------    ----------   ----------     --------------
James G. Hascall
   Chairman and Chief  Executive
   Officer................................  $350,000     $401,553       $25,861         60,000      $233,764          $19,075

William W. Smith
   Executive Vice President &
   President Aerospace &
   Electronics Division...................   250,000      113,746         11,210        30,000        95,150           14,875

J. Douglas DeMaire
   Executive Vice President............      200,004      140,544          4,589        20,000        58,100           12,463

Angelo A. Catani
   Vice Chairman......................       250,000            -         11,446        30,000       105,600           15,173

Stephen C. Curley
   Vice President & Treasurer.........       134,480       70,272          1,781         6,000        30,116            8,285

(a) All awards shown reflect an equitable adjustment made pursuant to the anti-dilution provision of the plan for a 2-for-1 split of Olin Common stock but do not reflect an equitable adjustment made pursuant to such provisions as a result of the Distribution of the Company.
(b) Includes dividend equivalents on outstanding performance share units paid at the same rate as dividends paid on Olin Common Stock. Also includes tax gross-ups paid for imputed income on use of company-provided automobiles.
(c) The stock options reported are for Olin Common Stock and do not represent options to acquire Common Stock of the Company.
(d) Payouts represent amounts earned under the Olin 1991 Long Term Incentive
    Plan.
(e) Amounts reported in this column for 1996 are comprised of the following items:

                             CEOP(1)         SUPPLEMENTAL      TERM LIFE
                          COMPANY MATCH      CEOP (1)(2)     INSURANCE (3)
                          -------------      ------------    -------------
 J.G. Hascall...........      $6,393          $8,050            $4,632
 W.W. Smith.............       6,393           3,850             4,632
 J.D. DeMaire...........       6,393           2,210             3,860
 A.A. Catani............       6,179           4,362             4,632
 S.C. Curley............       5,738               -             2,547
---------------
(1)  The Olin Contributing Employee Ownership Plan "CEOP".
(2) The Supplemental CEOP permits participants in the CEOP to make contributions, and Olin to match the same in amounts permitted by the CEOP but which would otherwise be in excess of those permitted by certain Internal Revenue Service limitations
(3) Under Olin's key executive insurance program, additional life insurance is provided and monthly payments are made to the spouse and dependent children of deceased participants.

OPTION GRANTS OF OLIN COMMON STOCK TO COMPANY EXECUTIVES IN LAST FISCAL YEAR

  The following table sets forth as to the Named Executive Officers information relating to options granted by Olin from January 1, 1996 through December 31, 1996. In connection with the Distribution, options to purchase Olin Common Stock granted on January 25, 1996 to persons who became Company employees, and which were not exercised (other than those options vesting on January 24, 1997, which were accelerated and vested immediately prior to the termination of employment with Olin) were surrendered and cancelled. In their stead, the affected optionees received grants of restricted stock units pursuant to the Primex 1996 Long Term Incentive Plan described elsewhere herein. In addition, options to purchase Olin Common Stock outstanding under the 1980 Stock Option Plan of Olin for such persons were extended to terminate upon the earlier of (i) the end of their term or (ii) two years following the Distribution. Options to purchase Olin Common Stock granted under Olin's 1988 Stock Option Plan did not terminate for such persons when the optionee ceased to be employed by Olin but were extended to their original terms. No options to acquire Company Common Stock were granted during the period from January 1, 1996 through December 31, 1996.

                                                       INDIVIDUAL GRANTS(a)

                            NUMBER OF           % OF TOTAL
                            SECURITIES           OPTIONS                                    POTENTIAL REALIZABLE VALUE AT
                            UNDERLYING           GRANTED                                     ASSUMED RATES OF STOCK PRICE
                            OPTIONS              TO ALL                                    APPRECIATION FOR OPTION TERM (c)
                            GRANTED             EMPLOYEES       EXERCISE    EXPIRATION  ---------------------------------------
   NAME                      (a,b)          IN FISCAL YEAR       PRICE (a)    DATE      0%         5%                10%
-------------------------------------------------------------------------------------------------------------------------------
J. G. Hascall                 60,000             4.3%           $40.00       1/24/06      0    $      503,116    $    1,274,994
W.W. Smith                    30,000             2.2%           $40.00       1/24/06      0    $      251,558    $      637,497
J.D. DeMaire                  20,000             1.4%           $40.00       1/24/06      0    $      167,705    $      424,998
A.A. Catani                   30,000             2.2%           $40.00       1/24/06      0    $      251,558    $      637,497
S.C. Curley                    6,000             0.4%           $40.00       1/24/06      0    $       50,312    $      127,499
All Olin Shareholders            N/A              N/A            N/A           N/A        0    $1,313,201,121    $3,327,909,703
All Olin Optionees         1,387,400           100.0%           $40.00       1/24/06      0    $   29,062,425    $   73,649,889
---------

(a) Number of options and the exercise price reflect an equitable adjustment to the original grant made pursuant to anti-dilution provisions of the plan as a result of the 2-for-1 stock split but do not reflect an anti-dilution adjustment that was made for the Distribution of the Company.
(b) Options were awarded on January 25, 1996. One third of the options granted to employees who became employees of the Company on January 1, 1997 vested on December 31, 1996 and the balance of the grant to these employees was canceled. As a result, Mr. Hascall's grant was reduced to 20,000 shares; Mr. Smith's to 10,000; Mr. DeMaire's to 6,667; Mr. Catani's to 10,000 and Mr. Curley's to 2,000 shares.
(c) No gain to the optionees is possible without appreciation in the stock price which will benefit all Olin shareholders commensurately. The dollar amounts under these columns are the result of calculations at the 5% and 10% assumption rates set by the SEC and therefore are not intended to forecast possible future appreciation of Olin's stock price or to establish any present value of the options. Note the reduction in grants disclosed in note
    (b) above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

  The following table sets forth as to the Named Executive Officers information regarding options to purchase Olin Common Stock exercised during 1996 and the value of in-the-money outstanding options to purchase Olin Common Stock at the end of 1996.

                                                                  Number of                Aggregate
                                                          Securities Underlying        Value of Unexercised
                                                           Unexercised Options            In-the-Money
                     Shares                                   at 12/31/96 (a)         Options at 12/31/96 (b)
                     Acquired          Value         -----------------------------  ---------------------------
                   on Exercise (a)    Realized       Exercisable     Unexercisable  Exercisable   Unexercisable
                   --------------------------------------------------------------------------------------------
J. G. Hascall             0         $     0             91,996              0         $880,261            $0
W. W. Smith           1,400          24,724             42,148              0          393,336             0
J. D. DeMaire         3,180          49,807             12,683              0           65,240             0
A. A. Catani          6,856          87,227             26,812              0          184,094             0
S.C. Curley           1,200          19,833              6,112              0           49,087             0

(a) Number of options and shares reflect adjustment for the 2-for-1 stock split but do not reflect an anti-dilution adjustment made to outstanding options as a result of the Distribution of the Company.
(b) Value was computed as the difference between the exercise price and the $37.625 per share closing price of Olin Common Stock on December 31, 1996, as reported on the consolidated transaction reporting system relating to New York Stock Exchange issues.

PRIMEX 1996 LONG TERM INCENTIVE PLAN

  The Company has adopted the Primex 1996 Long Term Incentive Plan (the "Incentive Plan"), which is designed to help the Company attract and retain key employees by providing an incentive to increase their proprietary interest in the Company. Awards under the Incentive Plan may be in the form of stock options (including incentive stock options meeting the requirements of Section 422 of the Code ("ISOs"), stock appreciation rights ("SARs"), restricted stock and restricted stock units, performance awards, dividend equivalents and in any other form (including convertible securities) that the committee administering the Incentive Plan (the "Committee") approves valued in whole or in part by reference to, or otherwise based on or related to, shares of Company Common Stock. Three hundred fifty thousand shares of Company Common Stock (subject to adjustment as provided below and for dividends, stock splits, mergers, spin-offs, split-ups, recapitalizations and the like) are available for awards under the Incentive Plan.

  Awards may be granted under the Incentive Plan to salaried employees, including officers of the Company and any of its controlled subsidiaries who are not members of the Committee. Awards may also be granted to salaried employees of any other entity in which the Company has a significant equity interest as determined by the Committee. Awards will be granted for no cash consideration or for such minimal cash consideration as may be required by applicable law. However, the exercise price per share of stock purchasable under any stock option, the exercise price of any SAR and the purchase price of stock which may be purchased under any other award providing rights to purchase Company Common Stock will not be less than the fair market value of such stock on the date of grant of the option, SAR or other right.

  Administration of the Incentive Plan is the responsibility of the Committee consisting of at least two non employee Directors. The Committee will have the authority to designate participants, determine the nature and size of, and terms and conditions applicable to, awards, permit deferral of award payments; permit the settlement or exercise of awards, and make all other determinations and interpretations relating to the Plan. Committee determinations and interpretations will be binding on all interested parties. Under the Incentive Plan, the Company's Board of Directors may act at any time in lieu of the Committee.

  STOCK OPTIONS. The term of options granted under the Incentive Plan will be fixed by the Committee; however, such term may not exceed ten years from the date of grant. The purchase price per share of stock purchasable under any option will be determined by the Committee but will not be less than the fair market value of the stock on the date of grant of the option. The Committee will determine the time or times at which an option may be exercised in whole or in part, provided that no option may be exercised before the expiration of at least six months from its date of grant, subject to the provisions of the Incentive Plan relating to changes in control of the Company. Options may be exercised by payment in full of the purchase price, either in cash or, at the discretion of the Committee, in whole or in part in Company Common Stock or other consideration having a fair market value on the date the option is exercised equal to the option price.

  STOCK APPRECIATION RIGHTS. Upon exercise of a SAR, the holder will be entitled to receive the excess of the fair market value (calculated as of the exercise date) of a specified number of Shares over the exercise price of the SAR. The exercise price (which may not be less than the fair market value of the shares on the date of grant), method of payment by the Company upon exercise and other terms of the SAR will be determined by the Committee. However, the term of a SAR may not exceed ten years from the date of its grant. Any related stock option will no longer be exercisable to the extent that a SAR has been exercised, and the exercise or termination of an option will cancel the related SAR (in the case of exercise, to the extent thereof).

  RESTRICTED STOCK. Restricted stock or restricted stock units may not be disposed of by the recipient until certain restrictions established by the Committee lapse. These restrictions will require recipients to remain in the employ of the Company (or an affiliate participating in the Incentive Plan) for at least six months in order to vest, except in the event of a Change in Control (as defined in the Incentive Plan) or for such specified reasons as the Committee may approve. Recipients will have with respect to restricted stock all of the rights of a shareholder of the Company, including the right to vote the shares and the right to receive any cash dividends, unless the Committee otherwise determines. Upon termination of employment during the restriction period, the restricted stock and/or restricted stock units will be forfeited, subject to such exceptions, if any, as may be authorized by the Committee.

  PERFORMANCE AWARDS. From time to time, the Committee may select a period during which performance criteria approved by the Committee will be measured for the purpose of determining the extent to which a performance award has been earned. Such period will not be less than six months, subject to the Change in Control provisions of the Incentive Plan. Performance awards may be denominated or payable in cash, shares of Common Stock, others securities, other awards or other property.

  AWARDS FOLLOWING THE DISTRIBUTION. Following the Distribution, the
Company granted restricted stock units valued in the aggregate at $5,642,000 to an aggregate of 25 employees of the Company. Each restricted stock unit represents one phantom share of Company Common Stock and generally vests and is payable in one share of Company Common Stock to the employee upon the fifth anniversary of the grant provided the employee remains employed by the Company during the five-year period; however, if certain performance targets are met, the units may vest after three years. Each restricted stock unit will accrue amounts equivalent to the cash dividends payable on the Company's Common Stock ("dividend equivalents"). Such dividend equivalents will be deferred in the form of cash and will be payable only when and if the restricted stock unit on which such dividend equivalents were accrued become vested. Dividend equivalents will accrue interest at an annual rate equal to the Company's before tax cost of borrowing compounded quarterly. To the extent a restricted stock unit does not vest or is otherwise forfeited, the accrued and unpaid dividend equivalents thereon and any interest thereon shall not vest and be forfeited. In the event an employee's employment is terminated for cause or without the Company's written consent, the restricted stock units are forfeited. If employment is terminated without cause and with written consent or by virtue of death or total disability or retirement under a Company benefit plan, the Compensation Committee shall decide in its sole discretion which outstanding restricted stock units not yet vested shall not be forfeited, provided that in the case of employees who are not officers or employees of the Company when their employment terminates and have not been such during the preceding six month period, the Chief Executive Officer of the Company is authorized to make such determination. Upon a "Change in Control" of the Company, restricted stock units not yet vested will automatically vest and be paid out in the form of cash. There is mandatory tax withholding on all payouts of restricted stock units. The value of such awards to the Named Executive Officers of the Company are as follows: J.G. Hascall $1,046,400; W.W. Smith $401,120; J.D. DeMaire $401,120; A.A. Catani
$697,600 and S.C. Curley $209,280. All executive officers as a group received units aggregating $3,976,320 in value.

SUPPLEMENTAL PLANS

  Following the Distribution, Olin will remain liable for payment of benefits accrued for employees of the Company under any Olin non-qualified benefit plans as of the Distribution. Such benefits will not be paid until the participant retires from the Company. The Company will establish a non-qualified, unfunded Supplemental Savings and Retirement Plan (the "Supplemental Plan") that is intended to restore any benefit under the Primex Savings Plan that would otherwise be reduced as a consequence of certain restrictions required by the Code. In addition, employees who are covered by the Supplemental Plan may be able to defer before-tax contributions above the annual limitations imposed on qualified contribution plans sponsored by the Company.

COMPENSATION OF DIRECTORS

  Each Director who is not an employee of the Company receives a fixed annual retainer of $20,000 and a fee of $1,000 for each meeting of the Board and for each meeting of a committee of the Board attended, together with expenses incurred in the performance of their duties as director. Each Director who serves as the chair of a Board committee also receives an additional annual meeting fee of $3,000. Half of the $20,000 annual retainer will be paid in Company Common Stock, and each director may elect to receive the balance thereof in cash or Company Common Stock. All meeting fees may be payable in cash or Company Common Stock, at the election of the Director. Directors may defer the cash portions of their annual retainer and meetings fees into cash accounts, which will bear interest and/or into stock accounts which will be credited with dividend equivalents. The Company's Stock Plan for Non-employee Directors provides that each non-employee director serving in such capacity on January 1 of each year will be credited with a number of shares of Company Common Stock having a fair market value equal to $5,000. Fifty thousand shares of Company Common Stock are available for award under the Stock Plan for Non-employee Directors.

EXECUTIVE AGREEMENTS

  Each of the Nameds Executive Officers and four other employees have agreements with the Company which provide, among other things, that in the event of a covered termination of employment (which could include, among other things, termination of employment other than for cause and termination at the election of the individual under certain circumstances), the individual will receive a lump sum severance payment from the Company equal to 12 months' salary plus the greater of (a) the average incentive compensation award from the Company during the three years preceding the termination or (b) the then standard annual incentive compensation award, less any amounts payable under existing severance or disability plans of the Company. In the event that a "Change in Control" of the Company occurs, and there is a covered termination, the individual will receive twice the severance payment or in the case of the Chairman of the Board and Chief Executive Officer and Vice Chairman three times. Insurance coverage would be afforded for either a one or two-year period. The agreements also provide for certain outplacement services. In addition, employees will receive a payment representing an amount equal to one or two years of the Company's contributions to the retirement feature of the Company's defined contribution plan, in the case of employees who have an accrued benefit under Olin pension plans and are under age 55, an amount equal to the difference between (x) the amount that the employee would have received at age 55 upon early retirement under the Olin pension plan had the employee remained employed with the Company and (y) the pension amount actually received from such Olin pension plans. The agreements will expire on January 31, 2002 (except in the case of Mr. Hascall on December 31, 2002, and in the case of Mr. Catani on December 31, 1999) or three years following the date of the "Change in Control". For purposes of the agreements, "Change in Control" would occur if the Company ceases creases to be publicly owned; 15% or more of its voting stock is acquired by others (other than an employee benefit plan of the Company); the incumbent Directors and their designated successors cease over a two-year period to constitute a majority of the Board; or all or substantially all of the Company's business is disposed of in a transaction in which the Company is not the surviving corporation or the Company combines with another company and is the surviving corporation (unless shareholders of the Company following the transaction own more than 50% of the voting stock or other ownership interest of the surviving entity or combined company). Each agreement provides that the individual agrees to remain in the Company's employ for six months after a "Potential Change in Control" of the Company has occurred. The agreements provide that payments made thereunder or under any change in control provision of a compensation or benefit plan of the Company which are subject to "excess parachute payment" tax will be increased so that the individual will receive a net payment equal to that which would have been received if such tax did not apply. Certain of the Company's benefit and compensation plans also contain "Change in Control" provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  There are no Compensation Committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

  The following table shows as of December 31, 1996 (except as noted in footnote
(b) below) the beneficial ownership of each person or entity known by the Company to own more than five percent of Company Common Stock.


                                        AMOUNT AND NATURE OF   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER    BENEFICIAL OWNERSHIP   OF CLASS
--------------------------------------  ---------------------  --------

 FRANKLIN RESOURCES, INC.               356,660 (a) (c)             6.8
 777 MARINERS ISLAND BLVD.
 SAN MATEO, CA 94404

 SCUDDER, STEVENS & CLARK, INC.         320,036 (a) (d)             6.1
 345 PARK AVENUE
 NEW YORK, NY 10154

 TRAVELERS GROUP INC.                   299,378 (a) (e)             5.7
 388 GREENWICH STREET
 NEW YORK, NY  10013

 FMR CORPORATION                        274,270 (a) (f)             5.3
 82 DEVONSHIRE STREET
 BOSTON, MA 02109

 JEFFREY J. HALLIS                      478,714 (b) (g)             9.2
 500 PARK AVENUE, 5TH FLOOR
 NEW YORK, NY 10022

(a) The amount of Company Common Stock beneficially owned is derived on the basis of a Schedule 13G provided to Olin disclosing beneficial ownership of Olin Common Stock as of December 31, 1996. 10% of this disclosed amount of Olin Common Stock is reported as beneficial ownership of Company Common Stock, reflecting the terms of the Distribution whereby each holder of Olin Common Stock received a dividend of one share of Company Common Stock for every ten shares of Olin Common Stock held at the close of business on December 19, 1996 (the "Record Date"). The number of shares of Company Common Stock beneficially owned as of December 31, 1996 cannot be derived with certainty because beneficial ownership of Olin Common Stock as of the Record Date is unavailable.
(b) The amount of Company Common Stock beneficially owned by Jeffrey J. Hallis is as of February 26, 1997 and is reported on the basis of a Schedule 13D provided to the Company.
(c) Franklin Resources, Inc. ("FRI") shares are owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct or indirect investment subsidiaries ("Adviser Subsidiaries") of FRI and such advisory contracts grant to such Adviser Subsidiaries all voting and investment power over such shares. Franklin Mutual Advisers, Inc., has sole power to vote and sole dispositive power with respect to such shares. Note the basis for deriving beneficial ownership disclosed in Footnote (a) above.
(d) Scudder, Stevens & Clark, Inc., a registered investment adviser, has sole dispositive power with respect to the shares, has sole power to vote with respect to 64,075 shares, and shared power to vote with respect to 237,090 shares. Note the basis for deriving beneficial ownership disclosed in Footnote (a) above.
(e) Travelers Group Inc. and its wholly owned subsidiary, Smith Barney Holdings Inc., have shared voting and shared dispositive power with respect to 299,378 shares. They disclaim beneficial ownership of all such shares. Note the basis for deriving beneficial ownership disclosed in Footnote (a) above.
(f) Fidelity Management & Research Company ("Fidelity") and Fidelity Management Trust Company ("FMTC") beneficially own 270,890 and 3,380 shares, respectively. Both are subsidiaries of FMR Corp. ("FMR"). Edward C. Johnson, 3rd ("Johnson"), who is the Chairman of FMR, FMR, through its control of Fidelity, and its Funds each has sole dispositive power with respect to the 270,890 shares owned by the Funds. Neither Johnson nor FMR has sole voting power with respect to the shares owned by the Funds, which power rests with the Funds' Board of Trustees. Johnson and FMR, through its control of FMTC, each has sole dispositive power over 3,380 shares, sole voting power over 1,620 shares and no voting power with respect to 1,760 of the shares. Note the basis for deriving beneficial ownership disclosed in Footnote (a) above.
(g) Jeffrey J. Hallis has sole power to vote and sole dispositive power with respect to such shares owned by each of Tyndall Partners, L.P., Tyndall Institutional Partners, L.P., Madison Avenue Partners, L.P. and Halo International, Ltd. Tyndall Partners, L.P. owns 342,204 shares, Tyndall Institutional Partners, L.P. owns 68,080 shares, Madison Avenue Partners, L.P. owns 41,770 shares and Halo International, Ltd. owns 26,660 shares.

    The following table sets forth information as of February 28, 1997, concerning shares of Company Common Stock beneficially owned by (i) each Director of the Company (ii) each of the Named Executive Officers of the Company and (iii) all Directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes below, each person or entity has sole voting and investment power with respect to the shares set forth opposite such person's or entity's name. Also included in the figures are shares of Company Common Stock which may be acquired within 60 days through the exercise of options, if any.


                                            NO. OF SHARES
NAME OF BENEFICIAL OWNER                    BENEFICIALLY   PERCENT OF
------------------------                      OWNED (a)      CLASS(b)
                                            ------------   ----------
 A.A. Catani...............................       1,411          -
 S.C. Curley...............................         371          -
 J.D. DeMaire..............................       1,060          -
 E.M. Glasscock............................           -          -
 J.G. Hascall..............................       2,324          -
 D. Lasky..................................         861          -
 B. Martinez...............................           -          -
 W.B. Mitchell.............................       1,435          -
 R.H. Rau..................................           -          -
 A.W. Ruggiero.............................       1,075          -
 L.E. Salomon..............................           -          -
 W.W. Smith................................       1,132          -

  Directors and executive officers as a group,
  including those named above (16 persons)       20,137          -

-----------------------

(a) Excluded from this table are shares credited to deferred accounts pursuant to the arrangements described above under "Compensation of Directors" in the amounts of 1,435 shares for Mr. Glasscock, 1,148 shares for Governor Martinez, 1,148 shares for Mr. Rau, 1,435 shares for Mr. Ruggiero and 861 shares for Mr. Salomon. Such shares have no voting power.

(b) Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding shares of Company Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Board member Anthony W. Ruggiero serves as Olin's Senior Vice President and Chief Financial Officer. For a discussion of the relationship between Olin and the Company, see "Item 1. Business - Relationship Between Olin and the Company".

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

                                                                       PAGE
                                                                       ----
(a)  Documents Filed as Part of this Report:

        (1) Financial Statements.

            The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II.

            Independent Auditors' Report...............................  22
            Consolidated Balance Sheets as of December 31, 1996 and
              1995.....................................................  23
            Consolidated Income Statements, Years Ended
              December 31, 1996, 1995 and 1994.........................  24
            Consolidated  Statements of Cash Flow for the Years Ended
              December 31, 1996, 1995 and 1994.........................  25
            Notes to the Consolidated Financial Statements.............  26

        (2) Financial Statement Schedules

            All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

        (3) Exhibits


Exhibit Number  Description
--------------  -----------

2 Distribution Agreement dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

3.1 Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

3.2              Amended and Restated By-laws.  Incorporated by reference to
                 Exhibit 3.2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

4.1 Specimen Common Share Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 2 to the Form 10 filed December 6, 1996 (SEC File No. 0-28942).

4.2 Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

4.3              Amended and Restated By-laws.  Incorporated by reference to
                 Exhibit 3.2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

4.4 Rights Agreement dated December 19, 1996 between Primex Technologies, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

4.5 Right Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).

4.6              Primex Retirement Investment Management Experience Plan.
                 Incorporated by reference to Exhibit 4(d) to the Company's Form S-8 filed December 17, 1996 (SEC File No. 333-18043).*

Exhibit Number  Description
--------------  -----------

4.7 1996 Long Term Incentive Plan of Primex. Incorporated by reference to Exhibit 4(d) to the Company's Form S-8 filed December 19, 1996 (SEC File No. 333-18299).*

4.8 Primex Stock Plan for Non-employee Directors. Incorporated by reference to Exhibit 4(d) to the Company's Form S-8 filed December 19, 1996 (SEC File No. 333-18297).*

10.1 Distribution Agreement dated as of December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.2 Technology Transfer and License Agreement dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.3 Tax Sharing Agreement dated December 31, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.4 Powder Supply Requirements Agreement dated December 31, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.5 Assignment of Ball Powder (R) Trademark to Primex and Limited License to Olin dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.6 Assumption of Liabilities and Indemnity Agreement dated December 31, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.6 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.7 Covenant Not To Compete Agreement dated December 31, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.8 Assignment of Raufoss Agreements to Primex and Sublicense to Olin for Small Caliber Ammunition dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.9 Credit Agreement dated as of December 23, 1996 among Primex Technologies, Inc., Olin Corporation, Morgan Guaranty Trust Co. of New York, as Agent, and various financial institutions. Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.10 Trade Name License Agreement dated December 31, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

Exhibit Number  Description
--------------  -----------

10.11 Transition Services Agreement dated December 31, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).

10.12            Executive Agreement between Primex Technologies and J. G.
                 Hascall dated January 1, 1997.*

10.13            Executive Agreement between Primex Technologies and J. D.
                 DeMaire dated January 1, 1997.*

10.14            Executive Agreement between Primex Technologies and A. A.
                 Catani dated January 1, 1997.*

10.15            Executive Agreement between Primex Technologies and S. C.
                 Curley dated January 1, 1997.*

10.16            Executive Agreement between Primex Technologies, Inc., and W.W.
                 Smith dated January 1, 1997.

10.17            Primex Retirement Investment Management Experience Plan.
                 Incorporated by reference to Exhibit 4(d) to the Company's Form S-8 filed December 17, 1996 (SEC File No. 333-18043).*

10.18 1996 Long Term Incentive Plan of Primex. Incorporated by reference to Exhibit 4(d) to the Company's Form S-8 filed December 19, 1996 (SEC File No. 333-18299).*

10.19 Primex Stock Plan for Non-employee Directors. Incorporated by reference to Exhibit 4(d) to the Company's Form S-8 filed December 19, 1996 (SEC File No. 333-18297).*

16 Letter of consent from KPMG Peat Marwick regarding change in certifying accountant. Incorporated by reference to Exhibit 16 to the Company's Amendment No. 1 to the Form 8-K/A filed February 19,1997. (SEC File No. 0-28942).

21               List of Subsidiaries of Primex Technologies, Inc.

23               Consent of KPMG Peat Marwick.

27               Financial Data Schedule.

*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

(b) Reports on Form 8-K:

    No reports were filed by the Company during the fiscal quarter ended December 31, 1996.

SIGNATURES
----------

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.



                           PRIMEX TECHNOLOGIES, INC.
                           (REGISTRANT)


                           BY:         /S/GEORGE H. PAIN
                              --------------------------------------------
MARCH 26, 1997                GEORGE H. PAIN
                              VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         SIGNATURE                           CAPACITY                                 DATE
         ---------                           --------                                 ----

      /S/ JAMES G. HASCALL          CHAIRMAN OF THE BOARD AND                     MARCH  4, 1997
--------------------------------    CHIEF EXECUTIVE OFFICER AND DIRECTOR

     /S/ ANGELO A. CATANI           VICE CHAIRMAN OF THE BOARD AND DIRECTOR       MARCH  4, 1997
--------------------------------

     /S/ JOHN E. FISCHER            VICE PRESIDENT AND CHIEF FINANCIAL
--------------------------------    AND ACCOUNTING OFFICER                        MARCH 4, 1997

     /S/ EDWIN M. GLASSCOCK         DIRECTOR                                      MARCH  4, 1997
--------------------------------

     /S/ DAVID LASKY                DIRECTOR                                      MARCH  4, 1997
--------------------------------

     /S/ BOB MARTINEZ               DIRECTOR                                      MARCH  4, 1997
--------------------------------

     /S/ WILLIAM B. MITCHELL        DIRECTOR                                      MARCH  4, 1997
--------------------------------

     /S/ ROBERT H. RAU              DIRECTOR                                      MARCH  4, 1997
--------------------------------

     /S/ ANTHONY W. RUGGIERO        DIRECTOR                                      MARCH  4, 1997
--------------------------------

     /S/ LEON E. SALOMON            DIRECTOR                                      MARCH  4, 1997
--------------------------------