Form 10-Q
period 1997-03-31
PRIMEX TECHNOLOGIES INC
filed 1997-05-14
CIK 1019265

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                                    ---------

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                     OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                  to

                                          -----------------   ---------------

                         Commission file number: 0-28942

                            PRIMEX TECHNOLOGIES, INC.
              (Exact name of registrant as specific in its charter)

           VIRGINIA                                      06-1458069
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          10101 NINTH STREET NORTH, ST. PETERSBURG, FLORIDA 33716-3807
               (Address of principal executive offices) (Zip Code)

                                 (813) 578-8100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---       ---

    As of March 31, 1997, there were outstanding 5,222,572 shares of the registrant's common shares, par value $1.00 per share

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

                                                                        Page No.

          Item 1.       Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets -
                        March 31, 1997 and December 31, 1996                   3

                        Condensed Consolidated Statements of Operations -
                        Three Months Ended March 31, 1997 and 1996             4

                        Condensed Consolidated Statements of Cash Flow -
                        Three Months Ended March 31, 1997 and 1996             5

                        Notes to Condensed Consolidated Financial Statements   6

          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          8

PART II.  OTHER INFORMATION

          Item 1.       Legal Proceedings                                     11

          Item 6.       Exhibits and Reports on Form 8-K                      11

                             Signatures                                       12

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                            PRIMEX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                   MARCH 31,      DECEMBER 31,
                                                     1997            1996
                                                   ---------      ------------
                                                  (UNAUDITED)
ASSETS
------
Current Assets:
    Cash .............................................   $    --      $  20,000
    Receivables ......................................     119,155      123,658
    Inventories, Net .................................      49,217       57,241
    Other Current Assets .............................       8,852        5,843
                                                         ---------    ---------
        Total Current Assets .........................     177,224      206,742

Property, Plant and Equipment ........................     254,592      254,350
Less Accumulated Depreciation ........................    (153,150)    (149,327)
                                                         ---------    ---------
                                                           101,442      105,023

Goodwill .............................................      46,744       47,385
Other Assets .........................................      14,864       14,593
                                                         ---------    ---------
    Total Assets .....................................   $ 340,274    $ 373,743
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

    Accounts Payable .................................   $  13,874    $  30,147
    Contract Advances ................................      45,755         --
    Accrued Liabilities ..............................      34,403       28,873
                                                         ---------    ---------
        Total Current Liabilities ....................      94,032       59,020

    Long-Term Debt ...................................      75,000      145,000
    Other Liabilities ................................      25,738       24,589
                                                         ---------    ---------
        Total Liabilities ............................     194,770      228,609

Stockholders' Equity
    Common Stock; $1.00 par value; 60,000,000 shares
      authorized; issued and outstanding 5,222,572
      shares at March 31, 1997 and 5,220,276 shares at
      December 31, 1996, .............................       5,223        5,220
    Other Stockholders' Equity .......................     140,281      139,914
                                                         ---------    ---------
        Total Stockholders' Equity ...................     145,504      145,134
                                                         ---------    ---------
    Total Liabilities and Stockholders' Equity .......   $ 340,274    $ 373,743
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDING
                                                      --------------------------
                                                       MARCH 31,      MARCH 31,
                                                         1997           1996
                                                         ----           ----
                                                      (UNAUDITED)    (UNAUDITED)

Sales ................................................$114,799       $ 102,081
Operating Expenses:
    Cost of Goods Sold ...............................  95,713          85,961
    Selling and Administration .......................  14,565          12,214
    Research and Development .........................   1,134           1,078
    Other Charges ....................................    --             7,500
                                                      --------       ---------
Operating Income (Loss) ..............................   3,387          (4,672)
Interest Expense .....................................   1,552           2,313
Interest and Other Income ............................      96             287
                                                      --------       ---------
Income (Loss) Before Income Taxes ....................   1,931          (6,698)
Income Tax Provision (Benefit) .......................   1,060          (1,027)
                                                      --------       ---------
Net Income (Loss) ....................................$    871       $  (5,671)
                                                      ========       =========
Net Income (1997)/Proforma Net Loss (1996) Per
Share ................................................$    .16       $   (1.08)
                                                      ========       =========

Dividends Per Share ..................................$    .15       $    --
                                                      ========       =========

Average Common and Common Equivalent Shares
    Outstanding (Thousands) ..........................   5,552           5,220
                                                      ========       =========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ IN THOUSANDS)

                                                        THREE MONTHS ENDING
                                                     MARCH 31,        MARCH 31,
                                                       1997             1996
                                                     ---------        ---------
                                                    (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
--------------------
Net Cash Provided by Operating Activities ...........     $ 51,352      $ 9,582

INVESTING ACTIVITIES

Capital Expenditures ................................         (569)      (1,505)
Disposition of Property Plant and Equipment .........         --             59
                                                          --------      -------
    Net Cash Used in Investing Activities ...........         (569)      (1,446)

FINANCING ACTIVITIES

Net Long-Term Debt Repayment ........................      (70,000)        --
Net Transfers to Olin ...............................         --         (8,136)
Dividends Paid ......................................         (783)        --
                                                          --------      -------
    Net Cash Used in Financing Activities ...........      (70,783)      (8,136)
                                                          --------      -------

Net Decrease in Cash ................................     $(20,000)     $  --
                                                          ========      =======


     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements of Primex Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 as presented in the Company's Annual Report on Form 10-K.

        Prior to December 31, 1996, the company was a wholly-owned subsidiary of Olin Corporation ("Olin") comprised of Olin's former Ordnance Division and Aerospace Division. The accompanying 1996 condensed consolidated financial statements include the former combined operations of the Ordnance and Aerospace Divisions which have been prepared as if the Company had operated as a separate stand-alone entity and include only those assets and liabilities transferred to the Company, and revenues and expenses attributable to the Company's operations. Management believes that the method used to allocate costs during 1996 is reasonable, however, such allocations may not be indicative of operations as an independent public company.

NET INCOME (LOSS) PER SHARE

        Net income per share for 1997 is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. The calculation of 1996 net income per share amounts on a proforma basis assumes that all common shares outstanding immediately after the December 31, 1996 distribution of Company stock were outstanding for all periods prior to the distribution.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of earnings per share and makes it comparable to international earnings per share standards. The statement will become effective December 31, 1997, and requires restatement of historical earnings per share. The adoption of Statement 128 is not expected to have a significant impact on the Company's earnings per share amounts.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVENTORIES                                             MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                        ---------   ------------
INVENTORIES
 Inventories consist of the following (in thousands):
Raw materials .........................................    $ 9,811       $18,356
Work-in-progress ......................................     43,165        39,999
Finished goods ........................................      5,402         7,927
                                                           -------       -------
                                                            58,378        66,282
LIFO reserve ..........................................      9,161         9,041
                                                           -------       -------
                                                           $49,217       $57,241
                                                           =======       =======

        Inventories valued using the last-in, first-out (LIFO) method are based on annual determination of quantities and costs as of year end; therefore, March 31, 1997 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1997.

CONTRACT ADVANCES

        Contract advances represent payments received by the Company for costs which have not yet been incurred. Advances are liquidated as costs on the related contracts are recognized.

LONG TERM BORROWINGS

        During February 1997, the Company entered into hedging transactions, in the form of interest rate swap agreements, to protect against increases in market interest rates on its long-term debt. The notional principal subject to interest rate swap agreements at March 31, 1997 was $60 million on which interest exposure was limited to 6.38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

    The following table sets forth certain data, expressed as a percentage of sales, from the Company's Consolidated Statement of Income for the quarters ended March 31, 1997 and March 31, 1996.

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                             1997        1996
                                                           --------    --------
                                                                (Unaudited)
                                                                 ---------
Sales:
    Tank and other large caliber ammunition .........        31.8%        32.2%
    Medium caliber ammunition .......................        28.4%        23.3%
    BALL POWDER(R)Propellant ........................        11.5%        15.1%
    Electronic products .............................         9.3%         7.9%
    Space products ..................................         8.4%         7.3%
    Other products and services .....................        10.6%        14.2%
                                                            -----        -----
                                                            100.0%       100.0%
Cost of goods sold ..................................        83.4%        84.2%
                                                            -----        -----
Gross profit ........................................        16.6%        15.8%
Selling and administrative expense ..................        12.7%        12.0%
Research and development expense ....................         1.0%         1.1%
Other charges .......................................         --           7.3%
                                                            -----        -----
Operating income (loss) .............................         2.9%        (4.6)%
Interest expense ....................................         1.4%         2.3%
Interest and other income ...........................          .1%          .3%
                                                            -----        -----
Income (loss) before income taxes ...................         1.6%        (6.6)%
Income tax provision (benefit) ......................          .9%        (1.0)%
                                                            -----        -----
Net income (loss)  ..................................          .7%        (5.6)%
                                                            =====        =====

RESULTS OF OPERATIONS

    During the first quarter of 1997, the Company's sales increased by $12.7 million or 12.5% over the first quarter of 1996. This increase was principally due to increased shipments of medium caliber ammunition compared with the first quarter of 1996 which resulted from elimination of production delays that reduced medium caliber ammunition sales during 1996. Sales increases during the first quarter of 1997 were partially offset by a decline in commercial BALL POWDER(R) Propellant sales which were 14% lower in the first quarter of 1997 compared to the first quarter of 1996 due to continued weakness in this market. Sales of large caliber tank ammunition, space and electronic products increased slightly during the first quarter of 1997 as compared with 1996 levels.

    Gross margin as a percentage of sales increased to 16.6% in the first quarter of 1997 compared to 15.8% in the first quarter of 1996 primarily as a result of the increase in medium caliber ammunition sales.

    Selling, administration, research and development expenses increased by $2.4 million or 18.1% in the first quarter of 1997 compared to the first quarter of 1996 reflecting the increased costs associated with the Company's status as an independent public company.

    Operating profit for the first quarter of 1997 increased by $8.1 million compared to the first quarter of 1996. This increase results primarily from the Company's recognition of charges during the first quarter of 1996 of $7.5 million associated with the settlement of claims at the Company's Marion facility and a contract dispute with the Belgium Ministry of Defense.

    The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with fines, penalties and goodwill which are not deductible for federal and state income tax purposes.

    Interest expense declined to $1.6 million in the first quarter of 1997 compared to $2.3 million for the first quarter of 1996. This decrease reflects the combination of a lower level of debt and lower interest rates during 1997 compared to the same period for 1996.

    First quarter 1997 net income of $0.9 million compares favorably to the $5.7 million loss incurred during the first quarter of 1996. The loss reported by the Company for the first quarter of 1996 included $7.5 million of pre-tax charges associated with the settlement of claims.

LIQUIDITY AND SOURCES OF CAPITAL

    Cash flow from operations increased to $51.4 million during the first quarter of 1997 compared to $9.6 million in the first quarter of 1996, primarily as a result of the Company receiving accelerated performance based payments of $61.0 million under one of the Company's multi-year contracts. Funds from operations were used to reduce long-term borrowing by $70.0 million during the first quarter of 1997. During the first quarter of 1997, capital expenditures declined to $0.6 million from $1.5 million in the first quarter of 1996 due to the timing of current commitments. Additionally, funds from operations were sufficient to pay a dividend of $.15 per share in the 1997 first quarter.

    The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. The RCA contains covenants requiring the Company to maintain minimum ratios of (i) earnings before interest and taxes to interest expense, and (ii) total debt to earnings before interest, taxes, depreciation and amortization and contains certain minimum tangible net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements under this credit facility. At March 31, 1997, the Company had unused availability under the RCA facility of $85.0 million.

    The Company, on April 1, 1997, announced a program to purchase odd-lot shares. Management believes the cost of shares to be retired will not be significant.

    The Company believes, based on its working capital, fixed capital, and dividend requirements, that future cash flow from operations and amounts available under the Company's RCA are adequate to meet the Company's anticipated cash requirements.

FORWARD-LOOKING STATEMENTS

    All forward-looking information in this report constitutes "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and is based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including those related to demand for commercial powder, international business opportunities, ammunition lot acceptance, and timing of contract funding and continued receipt of accelerated payments under the multi-year tank ammunition contract. Other factors that may also cause actual results to differ from the forward-looking statements include changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending and redirection of Department of Defense program funding; production and pricing levels of important raw materials, lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, which related to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; and costs and effects of legal and administrative cases, proceedings settlements and investigations involving the Company.

PART II.       OTHER INFORMATION
--------------------------------

ITEM 1.    LEGAL PROCEEDINGS
----------------------------

    The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign Government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government review, audit or investigate whether the Company's operations are being conducted in accordance with these requirements. Such reviews, audits or investigations could result in contract repayments or administrative, civil or criminal liabilities including repayments, fines or penalties being imposed upon the Company or could lead to suspension or debarment from future Government contracting by the Company.

    The Company has strict policies requiring its employees to comply with all applicable legal standards relating to contract procurement and administration. In addition, the Company requires adherence to high ethical standards by its employees. The Company has an Ethics and Compliance Program in which each major facility has an ethics officer who acts as a resource for encouraging and monitoring compliance with these standards. It is the policy of the Company and its subsidiaries to cooperate fully with all Governmental reviews, audits and investigations of their affairs.

    The Company is a party to a number of pending or threatened routine investigations, claims and proceedings. While the Company cannot predict the outcome of the pending or threatened proceedings, it does not believe that the consequences will be materially adverse to its results of operation or financial position or that the Company's liability with respect thereto will exceed the amounts which have previously been charged to operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

       (a) Exhibits

             11.  Statement Re: Computation of Per Share Earnings

             27.  Financial Data Schedule

       (b) Reports filed on Form 8-K during this quarter

           During the quarterly period ended March 31, 1997, the registrant filed the following reports on Form 8-K:

           Date of Report                             Items Reported
           January 23 (amended January 24), 1997       Item 5. Other Events
                                                       Item 7. (c)  Exhibits

           February 10 (amended February 19), 1997     Item 4. Changes in Registrant's
                                                               Certifying Accountant


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRIMEX TECHNOLOGIES, INC.
                                             (Registrant)

Date:  May 13, 1997                             /s/ George H. Pain
                                             -------------------------
                                             Vice President, General Counsel
                                             and Secretary

Date: May  13, 1997                             /s/John E. Fischer
                                             -------------------------
                                             Vice President, Chief Financial
                                             Officer and Accounting Officer