Form 10-Q
period 1997-06-30
PRIMEX TECHNOLOGIES INC
filed 1997-08-14
CIK 1019265

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q
                                   ---------


   [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                       OR

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
        For the transition period from                to
                                        ------------     ------------

                        Commission file number: 0-28942

                           PRIMEX TECHNOLOGIES, INC.
             (Exact name of registrant as specific in its charter)


           VIRGINIA                                 06-1458069
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

         10101 NINTH STREET NORTH, ST. PETERSBURG, FLORIDA  33716-3807
              (Address of principal executive offices)  (Zip Code)

                                 (813) 578-8100
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               ------     ------

  As of July 31, 1997, there were outstanding 5,137,398 shares of the registrant's common shares, par value $1.00 per share.

                           PRIMEX TECHNOLOGIES, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

          Item 1.   Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -
                    June 30, 1997 and December 31, 1996                     3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ending June 30, 1997 and 1996;
                    Six Months Ending June 30, 1997 and 1996                4

                    Condensed Consolidated Statements of Cash Flow -
                    Six Months Ending June 30, 1997 and 1996                5

                    Notes to Condensed Consolidated Financial Statements    6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8



PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      11

          Item 4.   Submission of Matters to a Vote of Security Holders    11

          Item 6.   Exhibits and Reports on Form 8-K                       12

                    Signatures                                             13

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30,   DECEMBER 31,
                                                                              1997         1996
                                                                           ----------- -------------
                                                                           (UNAUDITED)
ASSETS
------

Current Assets:
  Cash...................................................................  $       -      $  20,000
  Receivables............................................................     97,230        123,658
  Inventories, Net.......................................................     50,906         57,241
  Other Current Assets...................................................      6,813          5,843
                                                                           ---------      ---------
  Total Current Assets...................................................    154,949        206,742

Property, Plant and Equipment ...........................................    256,101        254,350
Less Accumulated Depreciation ...........................................   (156,817)      (149,327)
                                                                           ---------      ---------
                                                                              99,284        105,023

Goodwill.................................................................     46,103         47,385
Other Assets.............................................................     16,699         14,593
                                                                           ---------      ---------

  Total Assets...........................................................  $ 317,035      $ 373,743
                                                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-Term Borrowings .................................................  $  12,000      $       -
  Accounts Payable.......................................................     18,332         30,147
  Contract Advances  ....................................................     34,750              -
  Accrued Liabilities....................................................     29,839         28,873
                                                                           ---------      ---------
  Total Current Liabilities..............................................     94,921         59,020

  Long-Term Debt.........................................................     50,000        145,000
  Other Liabilities......................................................     25,897         24,589
                                                                           ---------      ---------
  Total Liabilities......................................................    170,818        228,609

Shareholders' Equity
  Common Stock; $1.00 par value; 60,000,000 shares
  authorized; issued and outstanding 5,137,398
  shares at June 30, 1997 and 5,220,276 shares at
  December 31, 1996, ....................................................      5,137          5,220
  Other Shareholders' Equity.............................................    141,080        139,914
                                                                           ---------      ---------
  Total Shareholders' Equity.............................................    146,217        145,134
                                                                           ---------      ---------

  Total Liabilities and Shareholders' Equity.............................  $ 317,035      $ 373,743
                                                                           =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDING   SIX MONTHS ENDING
                                                   -------------------  -------------------
                                                   JUNE 30,   JUNE 30,  JUNE 30,  JUNE 30,
                                                     1997       1996      1997      1996
                                                   ---------  --------  --------  ---------

Sales............................................   $112,921  $125,622  $227,720  $227,703

Operating Expenses:
 Cost of Goods Sold..............................     89,755   106,991   185,468   192,952
 Selling and Administration......................     15,605    12,816    30,170    25,030
 Research and Development .......................      1,482     1,542     2,616     2,620
 Other Charges...................................          -         -         -     7,500
                                                    --------  --------  --------  --------

Operating Income (Loss)  ........................      6,079     4,273     9,466      (399)
Interest Expense.................................      1,336     2,318     2,888     4,631
Interest and Other Income........................        503       289       599       576
                                                    --------  --------  --------  --------

Income (Loss) Before Income Taxes................      5,246     2,244     7,177    (4,454)
Income Tax Provision ............................      2,382     1,285     3,442       258
                                                    --------  --------  --------  --------

Net Income (Loss)................................   $  2,864  $    959  $  3,735  $ (4,712)
                                                    ========  ========  ========  ========

Net Income (Loss) Per Share .....................       $.52      $.18      $.68     $(.90)
                                                    ========  ========  ========  ========

Dividends Per Share..............................       $.15  $      -      $.30  $      -
                                                    ========  ========  ========  ========

Average Common and Common
 Equivalent Shares Outstanding
 (Thousands) ....................................      5,509     5,220     5,531     5,220
                                                    ========  ========  ========  ========





     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               ($  IN THOUSANDS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDING
                                                                         --------------------
                                                                         JUNE 30,   JUNE 30,
                                                                           1997       1996
                                                                         ---------  ---------
OPERATING ACTIVITIES
--------------------

Net Cash Provided by Operating Activities ............................   $ 68,799    $ 6,758

INVESTING ACTIVITIES
--------------------

Capital Expenditures .................................................     (2,577)    (3,819)
Disposition of Property Plant and Equipment ..........................          -        186
                                                                         --------   --------

  Net Cash Used in Investing Activities ..............................     (2,577)    (3,633)

FINANCING ACTIVITIES
--------------------

Net Short-Term Borrowing .............................................     12,000          -
Net Long-Term Debt Repayment .........................................    (95,000)         -
Net Transfers to Olin ................................................          -     (3,125)
Repurchases of Common Stock  .........................................     (1,666)         -
Dividends Paid .......................................................     (1,556)         -
                                                                         --------   --------

  Net Cash Used in Financing Activities ..............................    (86,222)    (3,125)
                                                                         --------   --------

Net Decrease in Cash .................................................   $(20,000)   $     -
                                                                         ========   ========



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

     Operating results for the three and six-month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ending December 31, 1996 as presented in the Company's Annual Report on Form 10-K.

     Prior to December 31, 1996, the Company was a wholly-owned subsidiary of Olin Corporation ("Olin") comprised of Olin's former Ordnance Division and Aerospace Division. The accompanying 1996 condensed consolidated financial statements include the former combined operations of the Ordnance and Aerospace Divisions which have been prepared as if the Company had operated as a separate stand-alone entity and include only those assets and liabilities transferred to the Company, and revenues and expenses attributable to the Company's operations. Management believes that the method used to allocate costs during 1996 is reasonable; however, such allocations may not be indicative of operations as an independent public company.

NET INCOME (LOSS) PER SHARE

     Net income per share for 1997 is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. The calculation of 1996 net income per share amounts on a pro forma basis assumes that all common shares outstanding immediately after the December 31, 1996 distribution of Company stock were outstanding for all periods prior to the distribution.

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

                           PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

INVENTORIES                                                             JUNE 30, 1997  DECEMBER 31, 1996
                                                                        -------------  -----------------
                                                                             (in thousands)
     Inventories consist of the following:
     Raw materials ...................................................        $ 4,633            $18,356
     Work-in-progress ................................................         50,954             39,999
     Finished goods...................................................          4,469              7,927
                                                                              -------            -------
                                                                               60,056             66,282
     LIFO reserve ....................................................          9,150              9,041
                                                                              -------            -------
                                                                              $50,906            $57,241
                                                                              =======            =======

     Inventories valued using the last-in, first-out (LIFO) method are based on annual determination of quantities and costs as of year end; therefore, June 30, 1997 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1997.

SHORT-TERM BORROWINGS

     Short-term borrowings under uncommitted lines of credit at June 30, 1997 represent unsecured notes payable to banks at interest rates similar to the Company's long-term revolving credit agreement.

CONTRACT ADVANCES

     Contract advances represent payments received by the Company for costs which have not yet been incurred and are liquidated as costs on the related contracts are recognized.

LONG -TERM BORROWINGS

     The Company has entered into hedging transactions, in the form of interest rate swap agreements, to protect against increases in market interest rates on its long-term debt. The notional principal subject to interest rate swap agreements at June 30, 1997 was $60 million on which interest exposure was limited to 6.38%. The Company is exposed to credit losses in the event of nonperformance by counter parties to the interest rate swap agreements. However, the company does not anticipate such nonperformance.

STOCK REPURCHASE

     During the three months ending June 30, 1997, the Company paid approximately $1.7 million in cash for the redemption of 85,446 shares of common stock which were subsequently retired. The shares were purchased under an odd-lot tender which expired on June 6, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's Consolidated Statement of Income for the three months and six months ending June 30, 1997 and June 30, 1996.

                                                      Three Months Ending    Six Months Ending
                                                     ---------------------  --------------------
                                                      June 30,   June 30,   June 30,   June 30,
                                                        1997       1996       1997       1996
                                                        ----       ----       ----       ----
                                                          (Unaudited)           (Unaudited)
                                                          -----------           -----------
Sales:
  Tank and other large caliber ammunition ...........     37.5%      35.1%      34.6%      33.8%
  Medium caliber ammunition .........................     23.4%      30.5%      25.9%      27.3%
  BALL POWDER(R) Propellant .........................     11.0%       9.4%      11.3%      11.9%
  Space products ....................................      9.6%       6.2%       9.0%       6.7%
  Electronic products                                      7.8%       7.4%       8.5%       7.6%
  Other products and services .......................     10.7%      11.4%      10.7%      12.7%
                                                         ------     ------     ------    -------
                                                         100.0%     100.0%     100.0%     100.0%
Cost of goods sold ..................................     79.5%      85.2%      81.4%      84.7%
                                                         ------     ------     ------     ------
Gross margin ........................................     20.5%      14.8%      18.6%      15.3%
Selling and administration expense ..................     13.8%      10.2%      13.2%      11.0%
Research and development expense ....................      1.3%       1.2%       1.2%       1.2%
Other charges .......................................        -          -          -        3.3%
                                                         ------     ------     ------     ------
Operating income (loss) .............................      5.4%       3.4%       4.2%      (.2)%
Interest expense ....................................      1.2%       1.8%       1.3%       2.0%
Interest and other income ...........................       .4%        .2%        .3%        .2%
                                                         ------     ------     ------     ------
Income (loss) before income taxes ...................      4.5%       1.8%       3.2%     (2.0)%
Income tax provision ................................      2.1%       1.0%       1.5%        .1%
                                                         ------     ------     ------     ------
Net income (loss)  ..................................      2.5%        .8%       1.7%     (2.1)%
                                                         ======     ======     ======     ======

RESULTS OF OPERATIONS

  During the second quarter of 1997, the Company's sales decreased by $12.7 million, from $125.6 to $112.9 million, or 10.1% compared to the second quarter of 1996. Sales of $227.7 for the first six months of 1997 were consistent with the same period in 1996. The 1997 second quarter sales decline reflects the completion during 1996 of a contract for combined effects munitions, for which there were no comparable sales in 1997, and lower sales of 120mm tactical tank ammunition and medium caliber ammunition sales to foreign customers. During the first six months of 1997, the sales decline caused by the completion of the combined effects munition contract, lower tactical tank ammunition and international sales were offset by increased sales of medium caliber ammunition. Medium caliber ammunition sales during the first six months of 1996 were negatively impacted by production delays.

  Gross margin as a percentage of sales increased to 20.5% in the second quarter of 1997 compared to 14.8% in the second quarter of 1996 . For the first six months of 1997, gross margins as a percentage of sales increased to 18.6%
compared to 15.3% during the same period of 1996.   Gross margin increases in
the second quarter of 1997 and for the first six months of 1997 reflect improvements in production performance and delivery of medium caliber
ammunition.   Gross margins in 1997 have also benefited from  the absence of start-up costs associated with certain space products and losses incurred on discontinued solid propellant products occurring in the second quarter of 1996.

  Selling and administration expenses increased by $2.8 million or 21.8% in the second quarter of 1997 and increased by $5.1 million or 20.5% in first six months of 1997 compared to similar periods in 1996 reflecting continued expenditures associated with the Company's start-up and status as a new independent public company.

  Operating income for the second quarter of 1997 increased $1.8 million compared to the second quarter of 1996. For the first six months of 1997, operating profit increased $9.8 million compared to the same period of 1996. Operations for the first six months of 1996 included a $7.5 million charge associated with the settlement of claims related to the Company's Marion, Illinois facility and a contract dispute with the Belgium Ministry of Defense.

  The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes. Additionally, 1996 effective tax rates reflect expenses associated with fines and penalties which are not deductible for federal and state income tax purposes.

  Interest expense declined to $1.3 million and $2.9 million in the second quarter and first six months of 1997, respectively, compared to $2.3 million and $4.6 million for the same periods of 1996, respectively. This decrease reflects the combination of a lower level of debt and lower interest rates during 1997 compared to the same periods for 1996.

  Net income of $2.9 million for the second quarter and $3.7 million for the first six months of 1997 million compares favorably to the $1.0 million net
income and $4.7 million net loss incurred during the same periods of 1996.   The
loss reported by the Company for the first six months of 1996 included $7.5 million of pre-tax charges associated with the settlement of the Marion and Belgium claims described above.

LIQUIDITY AND SOURCES OF CAPITAL

  Cash flow from operations increased to $68.8 million during the first six
months of 1997 compared to $6.8 million in the first six months of 1996.   The
increase is primarily the result of the Company receiving accelerated performance based payments of $61 million under two of the Company's contracts and the liquidation of receivables and inventory as a result of increased shipments of medium and large caliber ammunition. These increased shipments reflect a recovery from production delays the Company experienced during 1996. Funds from operations were used to reduce borrowings by $83 million, from $145 to $62 million, during the first six months of 1997. During the first six months of 1997, capital expenditures declined to $2.6 million from $3.8 million in the first six months of 1996 due to the timing of current commitments. Additionally, funds from operations were sufficient to pay dividends of $.15 per share in each of the 1997 first and second quarters.

  The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. The RCA contains covenants requiring the Company to maintain minimum ratios of (i) earnings before interest and taxes to interest expense, and (ii) total debt to earnings before interest, taxes, depreciation and amortization and contains certain minimum tangible net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements under this credit facility. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160 million. At June 30, 1997, the Company had unused availability of $98 million under the RCA facility.

  On April 1, 1997, the Company announced a program to purchase lots of less than 100 shares held by a single shareholder ("odd-lot shares"). During the term of the program, which expired on June 6, 1997, the Company purchased and retired 85,446 shares of common stock at a cost of approximately $1.7 million in cash. The Company anticipates future administration cost savings as a result of the reduction in the number of individual shareholders.

  During July 1997, the Company received an additional $61 million of accelerated performance based payment which were used to reduce debt. Concurrent with this debt reduction the Company negated all interest rate swap agreements.

  The Company believes, based on its working capital, fixed capital, and dividend requirements, that future cash flow from operations and amounts available under the Company's RCA are adequate to meet the Company's anticipated cash requirements.


FORWARD-LOOKING STATEMENTS

  All forward-looking information in this report constitutes "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and is based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including those related to demand for commercial powder, international business opportunities, ammunition lot acceptance, product cost and schedule performance and continuation of contract funding and payment terms. Other factors that may also cause actual results to differ from the forward-looking statements include changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending and redirection of Department of Defense program funding; production and pricing levels of important raw materials; lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, which relate to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; and costs and effects of legal and administrative cases, proceedings, settlements and investigations involving the Company.

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

  The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign Government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government review, audit or investigate whether the Company's operations are being conducted in accordance with these requirements. If such reviews, audits or investigations were to find inappropriate activity by the Company, such findings could result in contract repayments or administrative, civil or criminal liabilities including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future Government contracting by the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On August 5, 1997, the Company held its Annual Meeting of Shareholders. The matters submitted to a vote by the shareholders were the election of three directors and the appointment of independent accountants for the Company. Votes cast for or withheld regarding the election of three directors for a term expiring in 2000 were as follows:
                                                         For       Withheld
                                                         ---       --------
Edwin  M. Glasscock ................................. 4,788,750       64,455
Robert H. Rau ....................................... 4,806,079       47,126
Leon   E. Salomon ................................... 4,805,141       48,064

There were no broker non-votes.

The foregoing represents three of the Company's nine Directors. The other six directors, whose terms of office as directors continue after the meeting, are as follows:

           Term Expiring in 1998                 Term Expiring in 1999
           ----------------------                ---------------------
            Angelo A. Catani                       James G. Hascall
            Bob Martinez                           David Lasky
            Anthony W. Ruggiero                    William B. Mitchell

The shareholders approved the appointment of Ernst & Young LLP, independent public accountants for the Company. The holders of 4,813,831 shares voted in favor; 14,131 voted against; 25,243 abstained from voting. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits

         11.   Statement Re: Computation of Per Share Earnings

         27.   Financial Data Schedule

     (b) Reports filed on Form 8-K during this quarter

         During the quarterly period ended June 30, 1997, the registrant filed the following reports on Form 8-K:

            Date of Report                       Items Reported
            --------------                       --------------

            June 26, 1997 (Amendment of 8-K      Item 4. Changes in Registrant's
            Filed February 10, 1996)                     Certifying Accountants

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRIMEX TECHNOLOGIES, INC.
                                    (Registrant)


Date:  August 14 , 1997                   /s/ George H. Pain
                                    -----------------------------------
                                    Vice President, General Counsel and
                                    Secretary


Date:  August 14, 1997                     /s/John E. Fischer
                                    -----------------------------------
                                    Vice President, Chief Financial Officer
                                    and Accounting Officer