Form 10-Q
period 1997-09-30
PRIMEX TECHNOLOGIES INC
filed 1997-11-13
CIK 1019265

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q
                                   ---------


   [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                       OR

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from  ________ to  ________


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

  As of October 31, 1997, there were outstanding 5,137,637 shares of the registrant's common shares, par value $1.00 per share.

                           PRIMEX TECHNOLOGIES, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------



          Item 1.   Financial Statements (Unaudited)


                    Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996                 3


                    Condensed Consolidated Statements of Operations -
                    Three Months Ending September 30, 1997 and 1996;
                    Nine Months Ending September 30, 1997 and 1996           4


                    Condensed Consolidated Statements of Cash Flow -
                    Nine Months Ending September 30, 1997 and 1996           5


                    Notes to Condensed Consolidated Financial Statements     6


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8



PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                                       11


          Item 6.   Exhibits and Reports on Form 8K                         11

                    Signatures                                              12

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------



                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                            1997            1996
                                                                            ----            ----
                                                                         (UNAUDITED)
ASSETS
------

Current Assets:
  Cash.................................................................    $    842      $  20,000
  Receivables..........................................................      77,562        123,658
  Inventories, Net.....................................................      45,416         57,241
  Other Current Assets.................................................       7,971          5,843
                                                                           --------       --------
  Total Current Assets.................................................     131,791        206,742

Property, Plant and Equipment .........................................     257,166        254,350
Less: Accumulated Depreciation ........................................    (159,666)      (149,327)
                                                                           --------       --------
                                                                             97,500        105,023

Goodwill...............................................................      45,462         47,385
Other Assets...........................................................      15,261         14,593
                                                                           --------       --------

  Total Assets.........................................................    $290,014       $373,743
                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-Term Borrowings ...............................................   $ 19,900        $     -
  Accounts Payable.....................................................     22,081          30,147
  Contract Advances  ..................................................     47,544               -
  Accrued Liabilities..................................................     28,120          28,873
                                                                           -------        --------
     Total Current Liabilities.........................................    117,645          59,020

  Long-Term Debt.......................................................          -         145,000
  Other Liabilities....................................................     23,238          24,589
                                                                           -------        --------
     Total Liabilities.................................................    140,883         228,609

Shareholders' Equity
  Common Stock; $1.00 par value; 60,000,000 shares
    authorized; issued and outstanding 5,137,487
   shares at September 30, 1997 and 5,220,276 shares
   at December 31, 1996, ..............................................      5,137           5,220
  Other Shareholders' Equity...........................................    143,994         139,914
                                                                          --------        --------
     Total Shareholders' Equity........................................    149,131         145,134
                                                                          --------        --------
  Total Liabilities and Shareholders' Equity...........................   $290,014        $373,743
                                                                          ========        ========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDING    NINE MONTHS ENDING
                                                    September 30,         SEPTEMBER 30,
                                                    ------------          -------------
                                                   1997      1996         1997     1996
                                                   ----      ----         ----     ----

Sales..........................................  $118,861  $101,072     $346,581  $328,775

Operating Expenses:
 Cost of Goods Sold............................   96,688     84,064      282,156   277,016
 Selling and Administration....................   14,615     12,858       44,785    37,888
 Research and Development......................    1,824      1,306        4,440     3,926
 Other Charges.................................        -      3,000            -    10,500
                                                 -------   --------     --------  --------

Operating Income (Loss)........................    5,734       (156)      15,200      (555)
Interest Expense...............................      517      2,312        3,405     6,943
Interest and Other Income......................      167         81          766       657
                                                 -------   --------     --------  --------

Income (Loss) Before Income Taxes.............     5,384     (2,387)      12,561    (6,841)
Income Tax Provision .........................     2,357        650        5,799       908
                                                 -------   --------     --------  --------

Net Income (Loss).............................   $ 3,027    $(3,037)    $  6,762  $ (7,749)
                                                 =======   ========     ========  ========

Net Income (Loss) Per Share ..................   $   .55   $   (.58)    $   1.23  $  (1.48)
                                                 =======   ========     ========  ========

Dividends Per Share...........................   $   .15   $      -     $    .45  $      -
                                                 =======   ========     ========  ========

Average Common and Common
 Equivalent Shares Outstanding
 (Thousands) .................................     5,487      5,220        5,516     5,220
                                                 =======   ========     ========  ========


     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               ($  IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDING
                                                                  September 30,
                                                                  -------------
                                                                1997         1996
                                                                ----         ----
OPERATING ACTIVITIES
--------------------

Net Cash Provided (Used) by Operating Activities ..........  $ 114,812     $(4,577)

INVESTING ACTIVITIES
--------------------

Capital Expenditures ......................................     (4,874)     (6,891)
Disposition of Property Plant and Equipment ...............          -       4,497
                                                             ---------     -------
  Net Cash Provided (Used) in Investing Activities ........     (4,874)     (2,394)

FINANCING ACTIVITIES
--------------------

Net Short-Term Borrowing ..................................     19,900           -
Net Long-Term Debt Repayment ..............................   (145,000)          -
Net Transfers from Olin ...................................          -       6,971
Repurchases of Common Stock  ..............................          -      (1,666)
Dividends Paid ............................................     (2,330)          -
                                                             ---------     -------
  Net Cash Provided (Used) in Financing Activities ........   (129,096)      6,971
                                                             ---------     -------
Net (Decrease) in Cash ....................................  $ (19,158)    $     -
                                                             =========     =======

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)



BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


     The accompanying unaudited condensed consolidated financial statements of Primex Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the three- and nine-month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ending December 31, 1996 as presented in the Company's Annual Report on Form 10-K.

     Prior to December 31, 1996, the Company was a wholly-owned subsidiary of Olin Corporation ("Olin") comprised of Olin's former Ordnance Division and Aerospace Division. The accompanying 1996 condensed consolidated financial statements include the former combined operations of the Ordnance and Aerospace Divisions, which have been prepared as if the Company had operated as a separate stand-alone entity and include only those assets and liabilities transferred to the Company, and revenues and expenses attributable to the Company's operations. Management believes the method used to allocate costs during 1996 is reasonable; however, such allocations may not be indicative of operations as an independent public company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas and major customers. The Company is assessing implementation of the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997. The adoption of Statement 131 will have no financial impact on the Company.


NET INCOME (LOSS) PER SHARE

     Net income per share for 1997 is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. The calculation of 1996 net income per share amounts on a pro forma basis assumes all common shares outstanding immediately after the December 31, 1996 distribution of Company stock were outstanding for all periods prior to the distribution.

                           PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NET INCOME (LOSS) PER SHARE (CONTINUED)

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which simplifies the calculation of earnings per share and makes it comparable to international earnings per share standards. The statement will become effective December 31, 1997, and requires restatement of historical earnings per share. The adoption of Statement 128 is not expected to have a significant impact on the Company's earnings per share amounts.


INVENTORIES                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                           -------------  ------------
                                                                               1997          1996
                                                                               ----          ----
                                                                                  (in thousands)
     Inventories consist of the following:
     Raw materials ...................................................        $18,617       $18,356
     Work-in-progress ................................................         29,961        39,999
     Finished goods...................................................          4,150         7,927
                                                                              -------       -------
                                                                               52,728        66,282
     LIFO reserve ....................................................          7,312         9,041
                                                                              -------       -------
                                                                              $45,416       $57,241
                                                                              =======       =======


     Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, September 30, 1997 balances reflect certain estimates by management relating to inventory quantities and costs at December 31, 1997.


SHORT-TERM BORROWINGS

     Short-term borrowings under uncommitted lines of credit at September 30, 1997 represent unsecured notes payable to banks at interest rates similar to the Company's long-term revolving credit agreement.


CONTRACT ADVANCES

     Contract advances represent payments received by the Company for costs which have not yet been incurred and are liquidated as costs on the related contracts are recognized.


STOCK REPURCHASE

     Pursuant to an odd-lot tender which expired on June 6, 1997, the Company paid approximately $1.7 million in cash for the redemption of 85,446 shares of common stock which were subsequently retired.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statement of Operations for the three- and nine-month periods ending September 30, 1997 and 1996.

                                                                 Three Months Ending  Nine Months Ending
                                                                     September 30,       September 30,
                                                                    ---------------     ---------------
                                                                      1997    1996        1997    1996
                                                                     -----   -----       -----   -----
                                                                      (Unaudited)         (Unaudited)
                                                                      -----------         -----------
Sales:
  Tank and other large caliber ammunition .......................    33.6%   39.4%       34.3%   35.5%
  Medium caliber ammunition .....................................    20.4%   22.1%       23.8%   25.7%
  BALL POWDER(R) Propellant .....................................     9.5%    8.7%       10.7%   11.0%
  Space products ................................................     9.2%    8.0%        9.1%    7.1%
  Electronic products ...........................................     9.4%    8.6%        8.8%    7.9%
  Other products and services ...................................    17.9%   13.2%       13.3%   12.8%
                                                                     -----   -----       -----   -----
                                                                    100.0%  100.0%      100.0%  100.0%
Cost of goods sold ..............................................    81.4%   83.2%       81.4%   84.3%
                                                                     -----   -----       -----   -----
Gross margin ....................................................    18.6%   16.8%       18.6%   15.7%
Selling and administration expense ..............................    12.3%   12.7%       12.9%   11.5%
Research and development expense ................................     1.5%    1.3%        1.3%    1.2%
Other charges ...................................................       -     3.0%          -     3.2%
                                                                     -----   -----       -----   -----
Operating income (loss) .........................................     4.8%    (.2)%       4.4%    (.2)%
Interest expense ................................................      .4%    2.3%        1.0%    2.1%
Interest and other income .......................................      .1%     .1%         .2%     .2%
                                                                     -----   -----       -----   -----
Income (loss) before income taxes ...............................     4.5%   (2.4)%       3.6%   (2.1)%
Income tax provision ............................................     2.0%     .6%        1.7%     .3%
                                                                     -----   -----       -----   -----
Net income (loss) ...............................................     2.5%   (3.0)%       1.9%   (2.4)%
                                                                     =====   =====       =====   =====

RESULTS OF OPERATIONS

  The Company's sales of $118.9 million during the third quarter of 1997 increased by $17.8 million, or 17.6%, compared to the third quarter of 1996. Sales of $346.6 million for the first nine months of 1997 were 5.4%, or $17.8 million higher than the same period in 1996. The third quarter sales increase reflects higher product demand for, and increased shipments of artillery propelling charges, BALL POWDER(R) Propellant, electronic systems, and space products. There were no comparable artillery propelling charge sales in the third quarter of 1996. During the first nine months of 1997, increased sales of artillery propelling charges, medium caliber ammunition, and electronic and space products more than offset the completion of a combined effects munition contract in 1996 for which there were no comparable sales in 1997. Medium caliber ammunition sales during the first nine months of 1996 were negatively impacted by production problems and delays which were not experienced during the first nine months of 1997.

  Gross margin, as a percentage of sales, increased to 18.6% in the third quarter of 1997, compared to 16.8% in the third quarter of 1996. For the first nine months of 1997, gross margins as a percentage of sales, increased to 18.6% from 15.7% during the first nine months of 1996. The gross margin increase in the third quarter and first nine months of 1997 reflect the relatively higher margins achieved by Company on the sale of its artillery propelling charges, improved cost performance in the delivery of medium caliber ammunition and improved margins associated with the increased volume of BALL POWDER(R) Propellant sales. These improvements offset reduced margins on the sale of large caliber ammunition resulting from contractual changes negotiated in exchange for performance-based payments.

  Selling and administration expenses increased by $1.8 million, or 13.7%, in the third quarter of 1997 and increased by $6.9 million, or 18.2%, in the first nine months of 1997, compared to corresponding periods in 1996. These increases reflect continued expenditures associated with the Company's start-up and status as a new independent public company and management incentive costs associated with improvements in the Company's operating performance.

  Research and development expenses increased by 39.7% during the third quarter of 1997 and by 13.1% during the first nine months of 1997, compared to corresponding periods in 1996. These higher expenditures reflect increased research and development activity in the Company's space products and large caliber ammunition business units.

  Operating income for the third quarter of 1997 increased $5.9 million compared to the third quarter of 1996. For the first nine months of 1997, operating profit increased $15.8 million compared to the corresponding period in 1996. Operations for the third quarter and first nine months of 1996 included charges of $3.0 and $10.5 million, respectively, associated with the settlement of legal claims related to the Company's Marion, Illinois facility (the "Marion Claim") and a contract dispute with the Belgium Ministry of Defense (the "Belgium Claim").

  The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes. Additionally, 1996 effective tax rates reflect expenses associated with fines and penalties arising out of the Marion Claim which are not deductible for federal and state income tax purposes.

  Interest expense declined to $0.5 million and $3.4 million in the third quarter and first nine months of 1997, respectively, compared to $2.3 million and $6.9 million for the corresponding periods in 1996, respectively. This decrease reflects the combination of a lower level of debt and lower interest rates during 1997 compared to the corresponding periods in 1996.

  Net income of $3.0 million for the third quarter of 1997, and $6.8 million for the first nine months of 1997 compares favorably to the $3.0 million and $7.7
million net losses incurred during corresponding periods in 1996.   The losses
reported by the Company for the third quarter and first nine months of 1996 included pre-tax charges of $3.0 and $10.5 million, respectively. These charges were associated with the settlement of the Marion Claim and Belgium Claim described above.


LIQUIDITY AND SOURCES OF CAPITAL

  Cash flow provided by operations was $114.8 million during the first nine months of 1997 compared to cash used by operations of $4.6 million during the
first nine months of 1996.   The increase is primarily the result of the Company
receiving accelerated performance-based payments under two of the Company's contracts and the liquidation of receivables and inventory as a result of increased shipments of medium and large caliber ammunition. These increased shipments reflect a recovery from production delays the Company experienced during 1996. Funds from operations were used to reduce borrowings by $125.1 million, from $145.0 to $19.9 million, during the first nine months of 1997. During the first nine months of 1997, capital expenditures declined to $4.9 million from $6.9 million in the first nine months of 1996. Additionally, funds from operations were sufficient to pay dividends of $.15 per share in each of the first, second, and third quarters of 1997.

  The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowings and letters of credit. The RCA expires on December 31, 2001. The RCA contains covenants requiring the Company to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contains certain minimum tangible net worth requirements. Management believes the Company is currently in compliance with all covenants and requirements under this credit facility. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160.0 million. At September 30, 1997, the Company had unused availability of $140.1 million under the RCA and short-term lines of credit.

  On April 1, 1997, the Company announced a program to purchase lots of less than 100 shares of the Company's common stock held by any single shareholder ("odd-lot shares"). During the term of the program, which expired on June 6, 1997, the Company purchased and retired 85,446 odd-lot shares of common stock at an aggregate cost of approximately $1.7 million in cash. The Company anticipates future administration cost savings as a result of the reduction in the number of individual shareholders.

  The Company believes, based on its expected working capital, fixed capital, and dividend requirements, that future cash flow from operations and amounts available under the RCA are adequate to meet the Company's anticipated cash requirements.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits

         11.   Statement Re: Computation of Per Share Earnings

         27.   Financial Data Schedule

     (b) There were no reports filed on Form 8-K during this quarter

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PRIMEX TECHNOLOGIES, INC.
                                    (Registrant)



Date:  November 14 , 1997                  /s/ George H. Pain
                                    -----------------------------------
                                    Vice President, General Counsel and
                                    Secretary


Date:  November 14, 1997                   /s/John E. Fischer
                                    ---------------------------------------
                                    Vice President, Chief Financial Officer
                                    and Accounting Officer