Form 10-K
period 1997-12-31
PRIMEX TECHNOLOGIES INC
filed 1998-03-19
CIK 1019265

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-28942

                           PRIMEX TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               VIRGINIA                              06-1458069
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

       10101 NINTH STREET NORTH                      33716-3807
        ST. PETERSBURG, FLORIDA                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 578-8100

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                       SERIES A PARTICIPATING CUMULATIVE
                        PREFERRED STOCK PURCHASE RIGHTS

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of February 27, 1998, as reported on The Nasdaq Stock Market SM, was $218,103,825.

  The number of common shares, par value $1.00 per share, outstanding as of February 27, 1998 was 5,138,376.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE NO.
                                                                        --------
 PART I
    Item 1  Business.................................................       1
    Item 2  Properties...............................................      12
    Item 3  Legal Proceedings........................................      13
    Item 4  Submission of Matters to a Vote of Security Holders......      13
 PART II
    Item 5  Market for Registrant's Common Equity and Related
             Stockholder Matters.....................................      14
    Item 6  Selected Financial Data..................................      15
    Item 7  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................      16
    Item 7A Quantitative and Qualitative Disclosure About Market
             Risk....................................................      21
    Item 8  Financial Statements and Supplementary Data..............      21
    Item 9  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................      38
 PART III
    Item 10 Directors and Executive Officers of the Registrant.......      38
    Item 11 Executive Compensation...................................      38
    Item 12 Security Ownership of Certain Beneficial Owners and
             Management .............................................      38
    Item 13 Certain Relationships and Related Transactions ..........      38
 PART IV
    Item 14 Exhibits, Financial Statements, Schedules, and Reports on
             Form 8-K................................................      39

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Primex Technologies, Inc. ("PRIMEX") is an ordnance and aerospace contractor with strong systems management and manufacturing capability. PRIMEX was organized under the laws of the Commonwealth of Virginia in May 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders of all of the outstanding shares of PRIMEX common stock (the "Common Stock"). Prior to the Distribution, the assets and business of Olin's ordnance and aerospace businesses were transferred to PRIMEX. PRIMEX provides a variety of ordnance and aerospace products and services to the U.S. Government, friendly foreign governments, and domestic and international commercial and industrial customers. As used in this Form 10-K the term "PRIMEX" or the "Company" shall refer to Primex Technologies, Inc. and, with respect to periods prior to the Distribution, the assets and business entities of Olin's ordnance and aerospace businesses.

  PRIMEX's business operations are organized into two divisions that correspond to its primary products and services. Through its Ordnance and Tactical Systems Division, the Company designs and manufactures tank and other large caliber ammunition and medium caliber ammunition for U.S. and friendly foreign government customers. These products are used in ships, aircraft, tanks, and fighting vehicle based weapons and other applications. The Ordnance and Tactical Systems Division also designs and produces shaped charged warheads that are used in various weapons. Ball Powder(R) propellant, which is sold to U.S. and friendly foreign militaries, commercial ammunition manufacturers, and sporting and recreational customers, is also manufactured by the Division.

  The Aerospace and Electronics Division designs and manufactures electronic products utilized primarily in aeronautic applications, as well as rocket engines and electronic products used in space applications. This Division also produces solid propellant products used in munitions dispensing and inflation devices and is a supplier of high energy devices used to simulate the electromagnetic effect of nuclear explosions.

  As a result of Olin's prior ownership of the Company and the Distribution, the Company continues to have various relationships and agreements with Olin. As part of the Distribution, Olin and PRIMEX entered into agreements providing for the allocation of tax and certain other liabilities and obligations arising from the period prior to the Distribution and agreements governing the ownership and use of certain intellectual property and technology developed both before and after the Distribution. Olin and PRIMEX are also parties to agreements pursuant to which Olin and the Company will purchase products from each other and agreements pursuant to which Olin will act, in certain limited situations, as an agent or distributor for the sale of certain of the Company's products. Olin and the Company have also agreed that for a period of five years from the Distribution, subject to certain exceptions, Olin will not compete with the Company for the sale of medium and large caliber ammunition and the Company will not compete with Olin for the sale of small caliber ammunition.

PRODUCTS AND SERVICES

  The following table sets forth the principal products and services offered by the Company and identifies the percentage of sales represented by each category for the years shown.

       PRODUCTS AND SERVICES                                     1997 1996 1995
       ---------------------                                     ---- ---- ----
Tank and other Large Caliber Ammunition (1)..................... 29%  35%  28%
Medium Caliber Ammunition....................................... 19%  18%  14%
Ball Powder(R) propellant....................................... 10%  10%  11%
Electronic Products............................................. 10%   7%   8%
Space Products..................................................  9%   7%   4%
Other Products and Services (2)(3).............................. 23%  23%  35%

--------
(1) The Company currently has two multi-year contracts with the U.S. Government for the supply of 120mm tactical and training ammunition that represented approximately 16% and 12%, respectively, of 1997 sales; 25% and 10%, respectively, of 1996 sales and approximately 15% and 10%, respectively, of 1995 sales. These multi-year contracts provide for deliveries through mid-1999.
(2) Approximately 5% of 1997 sales resulted from a contract for artillery propelling charges.
(3) Approximately 4% of 1996 sales and 15% of 1995 sales resulted from a U.S. Government contract for combined effects munitions. Sales under this contract were completed in 1996, and this contract was not renewed.

  TANK AND OTHER LARGE CALIBER AMMUNITION. The Company develops and produces a family of tactical and training ammunition used primarily in the M1A1 and M1A2 Abrams class tanks of the U.S. Army and Marine Corps and certain U.S. allies. The Company is currently the sole source producer of the 120mm M829A-2 round, which is an armor piercing, fin stabilized, discarding sabot round with a depleted uranium penetrator that utilizes kinetic energy to penetrate heavily armored targets and is used primarily in tank-to-tank warfare. The Company is also one of two suppliers of 120mm M865 and M831A-1 training rounds to the U.S. Government. The M865 is the training round for the M829A-2 round and the M831A-1 is the training round for the M830A-1 tactical multipurpose round which is produced by the Company's U.S. tank ammunition competitor. During 1995, the Company entered into two contracts with four-year terms to produce these training and kinetic energy tactical rounds for the U.S. Government. The Company is currently performing under the third year of these contracts.

  A number of foreign countries will not buy ammunition containing depleted uranium, and the U.S. Government limits the export of depleted uranium ammunition to NATO and certain other friendly foreign governments. To improve its opportunities to sell tank ammunition to foreign buyers, the Company, in association with the foreign company that was the original developer of 120mm tank ammunition, has developed an advanced 120mm kinetic energy round with a tungsten alloy penetrator. During 1995, the Company signed a $20 million contract with the U.S. Army for the sale of 120mm tungsten penetrator ammunition to a foreign customer, for which delivery was made in 1997. The Company is actively pursuing additional international tank ammunition sales involving both training ammunition and the advanced kinetic energy tungsten round.

  Because the Company believes that a key element of its long-term profitability is its continued participation as a major producer of tank ammunition for the U.S. Government and friendly foreign governments the Company continually invests in research and development in this area, focusing on improving the effectiveness of kinetic energy tactical ammunition and reducing the cost of training ammunition.

  The majority of the Company's large caliber ammunition production contracts have, to date, related only to tank ammunition. However, the Company believes that artillery ammunition presents an opportunity for future sales by the Company because of an extended period of minimal investment by the U.S. Government in this arena. This was highlighted during Operation Desert Storm, when United States artillery systems were outranged by enemy guns. The Company believes that the U.S. Government has recognized the need to match and surpass the capability of other countries and is investing in the development of new artillery platforms and ammunition. During 1997 and early 1998, the Company was awarded subcontracts by a major systems prime contractor to supply projectile structure and payload under an engineering and manufacturing development contract for advanced guided artillery rounds to be used by both the U.S. Army and U.S. Navy. The Company anticipates these development contracts will result in future production contracts.

  MEDIUM CALIBER AMMUNITION. The Company develops and produces medium caliber ammunition. The Company's medium caliber product line includes 20mm, 25mm, and 30mm ammunition, which is utilized on a variety of platforms, including ships, airplanes, helicopters, and fighting vehicles. The Company's family of medium caliber ammunition includes armor piercing, high explosive-incendiary and training rounds. In addition, through a license with Raufoss A/S, the Company is a leading developer of multi-purpose medium caliber ammunition that combines armor-piercing, high explosive and incendiary features in one round.

  The Company produces the 25mm M919 round, a medium caliber armor-piercing, fin stabilized, discarding sabot round, utilizing a depleted-uranium penetrator that offers increased range and lethality. This round will be the primary anti-armor round of the Bushmaster cannon used on the Bradley Fighting Vehicle. In addition, the Company has several contracts with the U.S. Government for the production of multi-purpose rounds. The Company believes that the U.S. Government will continue to buy the M919 multi-purpose rounds and training rounds for the next several years, but does not know whether the U.S. Government will purchase material quantities of any other medium caliber ammunition. During 1995 and 1996, the Company experienced difficulties in producing the M919 round within contract specifications for accuracy and gun pressure. These difficulties increased the Company's costs and lowered its margins on this round and delayed recognition of revenue from 1995 and 1996 until 1997. Medium caliber ammunition historically has been used in aircraft as well as in land vehicles and ships. However, because of the development of other aircraft weapon platforms that do not require close strikes to be effective, the Company believes that medium caliber ammunition will be used to a lesser extent in future aircraft.

  NEW WEAPONS AND AMMUNITION. The U.S. Army is developing a series of small-arms weapons to increase the firepower of 21st century soldiers. The Company has been selected as the systems developer of the objective crew served weapon ("OCSW"). This two-person weapon system is slated to replace the machine gun for use against lightly-armored vehicles, fortified positions, infantry and low-flying aircraft. As systems developer, the Company is responsible for the development of the entire OCSW, including both the gun and ammunition. Complementing the OCSW is the objective individual combat weapon ("OICW"), the future individual weapon for the dismounted soldier. Two teams of companies are developing the OICW. The Company is the ammunition developer for one of the teams. It is expected that during 1998, the U.S. Army will select one of these teams to complete the development of the OICW. The OCSW and OICW are both expected to be introduced to the field in approximately ten years.

  BALL POWDER(R) PROPELLANT. The Company manufactures and sells Ball Powder(R) propellant, a smokeless gun powder with a spherical grain shape. The Company manufactures more than one hundred different varieties of propellant in the Ball Powder(R) product line. Significant amounts of all U.S. military small caliber ammunition are loaded with the Company's Ball Powder(R) propellant. In response to the decline in military procurements over recent years, the Company has focused on increasing its sales of Ball Powder(R) propellant to the commercial ammunition market. In 1997, 1996 and 1995, approximately 63%, 55% and 65%, respectively, of Ball Powder(R) propellant sales were to manufacturers of commercial ammunition and to the "reloader" market ("reloaders" are individuals who buy ammunition components and load their own rounds).

  Olin's Winchester division, a leading manufacturer of sporting ammunition, was the Company's largest Ball Powder(R) propellant customer in 1997, 1996 and 1995, accounting for approximately 34%, 32% and 42% respectively, of the Company's Ball Powder(R) propellant sales. In conjunction with the Distribution, a long-term supply contract was entered into between the Company and Olin with respect to future Ball Powder(R) propellant sales to Winchester. See "Item 1. Business--Relationship Between Olin and the Company."

  Over the years, the Company has attempted to increase the use of Ball Powder(R) propellant in medium and large caliber military ammunition. Virtually all of the medium caliber ammunition manufactured by the Company, except the 25mm M919 rounds, is now loaded with Ball Powder(R) propellant. Ball Powder(R) propellant has achieved only limited use in U.S. Government large caliber ammunition. The Company continues to pursue the use of Ball Powder(R) propellant in additional types of large caliber ammunition.

  ELECTRONIC PRODUCTS. The Company manufactures a variety of electronic products for aerospace applications. The Company's line of airborne electronic products includes controls for lighting, temperature, audio, power and flight systems, as well as in-flight communications and entertainment components and products. The Company also produces military ground support equipment, including stores management and weapons system test sets for the F-16 and other aircraft. The Company also manufactures a variety of power conditioning units (which convert one form of electronic power into another) for military, commercial and space applications.

  In 1996, the Company introduced its first EmPower(TM) product, an in-seat power supply system for airplane passengers' laptop computers and other personal electronic devices. The Company has contracted to provide EmPower(TM) products to fifteen domestic and international airline companies, and is negotiating with several additional prospective domestic and international customers. During 1997, the Company made its first significant deliveries of this product.

  SPACE PRODUCTS. The Company is the world's leading supplier of monopropellant hydrazine and electric propulsion ("EP") products. The Company's hydrazine propulsion products include individual rocket engines or thrusters, rocket engine modules, gas generators, propellant pressurization systems and complete integrated propulsion systems. Ranging in size from 0.1 to several hundred pounds of thrust, these products are integral to the growing commercial launch vehicle and satellite markets. The Company has delivered over 10,000 rocket engines for spacecraft applications including orbit insertion, maneuvering, and attitude control, as well as launch vehicle and upper-stage attitude and velocity control applications.

  EP devices represent an advance over standard chemical rocket engines. The current generation of these products uses satellite electrical power to heat propellant gases to provide additional energy and velocity in the process of producing thrust. There are significant gains in fuel efficiency using the Company's EP products over conventional hydrazine thrusters. This fuel efficiency translates into economic benefit for satellite manufacturers and service providers by reducing spacecraft weight, increasing in-orbit life and/or allowing for the use of lower cost launch vehicles. The Company is the only commercially available U.S. source of qualified and flight proven electric propulsion products. The Company currently has five models in production. The first EP product, a resistojet, was launched in 1983 and is now flying on a number of satellites. The latest EP device, the arcjet, was first flown in 1993 on the Telstar-4 satellite.

  The Company is currently developing advanced EP products which it anticipates will provide greatly improved performance compared to conventional hydrazine thrusters with commensurate economic benefits to users. These advanced EP products are being flight-tested on experimental flights in 1998-
99. During 1997, to further advance its propulsion technology, the company entered into a licensing agreement for an advanced thruster technology with fuel efficiency capabilities approaching ten times that of first generation hydrazine thrusters. A number of domestic and foreign companies are developing EP products and the Company expects increased competition in this area.

  OTHER PRODUCTS AND SERVICES. The Company manufactures a range of solid propellant products. The Company's products are primarily used in military applications, although the Company is continuously examining potential commercial applications. Although the products are diverse, they are based on a common technology, namely, controlled burning of a solid propellant and the use of the resulting exhaust products for a variety of functions.

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

  During 1997, the Company entered into production of artillery propelling charges under a contract that was awarded early in the year. Artillery propelling charges are bags or modules loaded into the breech of an artillery gun which propel the artillery projectile out of the gun and towards the target.

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

  The U.S. Government has decided that it needs to demilitarize or disassemble large stocks of obsolete conventional ammunition. The Company has bid on a number of these contracts, and in 1995 was awarded two small contracts for demilitarization services and a follow-on contract in 1996. During 1996 and 1997, the Company experienced cost overruns on the performance of these contracts. Success in this area is dependent upon the Company's ability to develop cost-effective demilitarization operations, the overall level of funding for ammunition demilitarization, the extent to which these appropriations are directed to U.S. Government arsenals, and the level of competition.

  Since 1995, the Company has been a supplier of forged steel petroleum pipeline components and other heavy industrial cylindrical steel products. Sales of these products have grown annually, and the Company believes they could represent a significant commercial product line for the future. These products are produced at the Company's Red Lion, Pennsylvania facility, which principally produces components for large caliber ammunition and successfully utilized its existing manufacturing capability and expertise for this commercial application.

CUSTOMERS

  The Company's largest customer is the U.S. Government. PRIMEX sells products to the U.S. Department of Defense, NASA, the U.S. Department of Energy, and other U.S. Government agencies/laboratories. Other customers of the Company include friendly foreign governments, major ordnance and aerospace contractors and a variety of commercial customers. The Company is highly dependent on U.S. Government sales, which accounted for approximately 66%, 78% and 77% in 1997, 1996 and 1995, respectively, of the Company's sales. See "Item 1. Business-- U.S. Government Contracts and Regulations." With the exception of the U.S. Government and its agencies, no other single customer accounted for more than 10% of the Company's total annual sales during any of the Company's last three fiscal years.

RAW MATERIALS AND SUPPLIES

  The raw materials used in the manufacture of ammunition and ammunition components include metals, composite materials, chemicals and nitrocellulose. In addition, the manufacture of ammunition requires components, including propellants, cartridge cases and primers, all of which may be provided by subcontractors or supplied directly by the customer. The Company also purchases various electronic piece parts, printed wire boards, hydrazine liquid propellants, solid propellant ingredients and subcontracted components, including capacitors, various metals and explosives, for use in its products. The Company has not experienced difficulty in recent years in obtaining an adequate supply of any raw materials, components or other supplies needed in its manufacturing processes, although continued downsizing in the defense industry may create difficulties in procuring certain medium caliber ammunition components in the future. Additionally, availability and cost of certain unique components will reflect market conditions and the increasing technical complexity of product requirements. U.S. Government contractors, such as the Company, are frequently directed to procure materials, components or services from sources of supply approved or designated by the U.S. Department of Defense.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

  The Company's U.S. Government business is performed under fixed-price contracts (firm fixed-price and fixed-price incentive) and, to a lesser extent, under cost-reimbursable contracts (cost-plus-fixed-fee or cost-plus-incentive-fee).

  Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. From time to time, the Company has experienced cost overruns on fixed-price contracts. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. In 1997, 1996 and 1995, approximately 88%, 78% and 75%, respectively, of the Company's sales to the U.S. Government were derived from firm fixed-price contracts.

  Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts provide for increases or decreases in the contract fee, within specific limits, based upon actual results as compared to contractual targets for cost. In 1997, 1996 and 1995, approximately 12%, 19% and 13%, respectively, of the Company's sales to the U.S. Government were derived from cost-plus-fixed-fee and cost-plus-incentive-fee contracts.

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

  Because the Company engages in U.S. Government contracting activities and sells to the U.S. Government and prime U.S. Government contractors, it is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for U.S. Government audits and reviews of contractor quality, procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities, could subject the Company or one or more of its businesses to price adjustments, and to civil and criminal penalties, and under certain circumstances, suspension or debarment from bidding on future U.S. Government contracts for a specified period of time. See "Item 3. Legal Proceedings." In connection with the resolution of the investigation of certain testing irregularities at the Company's Marion, Illinois facility, which was owned by Olin at the time of the alleged irregularities and the investigation, Olin entered into an Administrative Agreement (the "Agreement") with the United States Department of the Air Force (the "Air Force"). In addition, the Company has entered into a similar agreement with the Air Force which obligates the Company to implement and maintain an ethics action plan. This plan is designed to ensure that the Company and its employees maintain their present responsibilities as required of all U.S. Government contractors. The Agreement requires, among other things, a communication and training program for all employees, the operation of a toll-free, dedicated telephone number for confidential calls to report suspected misconduct and a self-governance program that includes the periodic submission of written reports to the Air Force describing the measures taken by the Company to implement and maintain the Agreement.

  U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or for default by the contractor. Cost-reimbursable contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs; and if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-priced contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for payment of cost incurred, plus profit, for work performed, plus the costs of settling and paying claims by terminated subcontractors and other settlement expenses. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

  In addition to U.S. Government termination rights, Government contracts are dependent upon the levels and continuing availability of Congressional appropriations. Congress usually appropriates program funds on a fiscal-year basis even though contract performance may require more than one year. Consequently, for multi-year programs, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Accordingly, the Company, like other U.S. Government contractors, is continually subject to the business risks associated with changes in Congressional appropriations and the failure of programs which have been awarded to the Company to be funded for future years.

  Because a large percentage of the Company's business is related, directly or indirectly, to national defense, the Company is subject to the business risks associated with changes in national defense policies. Future reductions in the level of defense procurement or changes in the strategic direction of defense spending could adversely affect the Company's financial performance in future years, including its income, liquidity, capital resources and financial condition. The impact of any of these changes will depend on the timing and magnitude thereof and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the uncertainty regarding the priorities of the Department of Defense, the historical financial information of the Company's businesses may not be indicative of future performance.

  U.S. Government contract awards may also be subject to protest or challenge by unsuccessful bidders.

  Licenses are required from U.S. Government agencies for export of many of the Company's products, including munitions and spacecraft and military aircraft components and subsystems. These licenses are administered by the U.S. Department of State and the U.S. Department of Commerce which restrict exports of certain products and technologies. Failure to comply with these laws and regulations could subject the Company or one or more of its businesses to penalties, including, under certain circumstances, the suspension or debarment from future export licenses for a specified period of time. In addition, the U.S. Bureau of Alcohol, Tobacco and Firearms ("BATF") licenses the Company for the handling of explosives and certain other devices. Failure to comply with BATF regulations could subject the Company to the revocation of these required licenses.

  There can be no assurance that the U.S. Government will not terminate existing contracts, exercise options to extend existing contracts, or continue to purchase products from the Company over the long term. The termination of any of the Company's significant contracts or the failure to obtain either renewals of existing contracts or additional contracts with the U.S. Government could have a material adverse effect on the Company's results of future operations and financial condition.

COMPETITION

  The Company encounters strong competition in the sale of each of its products and services. The degree to which the Company participates in future U.S. Government business will depend, to a large extent, on its ability to offer better program performance than its competitors at a lower price to the U.S. Government.

  The Company competes principally with Alliant Techsystems Inc. ("Alliant") for the supply of large and medium caliber ammunition to the U.S. Government and foreign governments. The Company also faces competition for international sales of tank and medium caliber ammunition from foreign suppliers.

  Ball Powder(R) propellant is the primary propellant used by the U.S. Government in small caliber ammunition. The Company competes with Alliant and Expro Chemical Products ("Expro"), a Canadian company, for the supply of gunpowder for medium caliber ammunition and other military applications. In many cases, the gunpowder available varies from one supplier to another and, as a result, competition is based on both price and performance characteristics. In the commercial gunpowder market, the Company competes with Alliant, Expro and a variety of foreign suppliers.

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

RESEARCH AND DEVELOPMENT; PATENTS

  The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $6 million, $6 million and $5 million for 1997, 1996, and 1995, respectively. Customer-sponsored research expenditures by the Company (primarily sponsored by the U.S. Government) were approximately $54 million, $32 million, and $48 million, respectively, for such years. Customer-sponsored research increases in 1997 were in the areas of large caliber and medium caliber ammunition and space products. Customer-sponsored research declined in 1996 due to the completion of an international contract for electromagnetic systems in 1995.

  The Company owns, or is the licensee under, a number of technologies and/or patents relating to various products and processes. The Company believes that, in the aggregate, the rights under its technological assets and licenses are important to the Company but, except as discussed herein, the Company does not consider any one technology, patent or license or group thereof related to a specific process or product to be of material importance to the Company as a whole. The Ball Powder(R) propellant technology is material to the Company's St. Marks, Florida operation. This technology includes proprietary manufacturing know-how and trade secret information which is critical in the manufacture of propellants. A patent covers an important aspect of that know-how, namely, a process for the production of spherical, single-base, low-density propellant grains. The patent was issued in 1987 and will expire on September 22, 2004.

BACKLOG

  The aggregate amount of contracted backlog orders for the Company on December 31, 1997, and 1996 was approximately $399 million and $297 million, respectively. The backlog represents the value of contracts for which goods and services are yet to be provided. Under multiyear contracts, a portion of the backlog is subject to approval of Government appropriations. The backlog consists of firm contracts, and although they can be and sometimes are changed or canceled, the amount of changes and cancellations historically has been insignificant.

EXPORT SALES

  The Company's export sales from the United States were approximately $68 million, $29 million and $24 million in 1997, 1996, and 1995, respectively. The increase in export sales during 1997 was primarily a result of a contract for artillery propelling charges.

SEASONALITY

  Although the business of the Company is not seasonal in nature, sales to the Department of Defense are historically stronger in the latter part of the year, reflecting the procurement cycle utilized by the U.S. Army. Certain commercial sales, such as Ball Powder(R) propellant volumes, tend to be stronger in the first half of the year.

ENVIRONMENTAL MATTERS

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected, and will continue to affect, substantially all of the Company's manufacturing facilities. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on the industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. In order to help finance the cleanup of waste disposal sites, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), imposes a tax on the disposal of certain hazardous wastes. The Company employs waste minimization programs at most of its manufacturing sites.

  In connection with the Distribution, the Company and Olin have agreed, pursuant to the Assumption of Liabilities and Indemnity Agreement, that the Company will assume, and indemnify and hold Olin harmless against, all liabilities associated with the removal, remediation and control of environmental conditions at several of the Company's existing and former plant sites. Such liabilities are not expected to have a material adverse effect upon the Company's financial condition or results of operations. See "Item 1. Business--Relationship Between Olin and the Company--Assumption of Liabilities and Indemnity Agreement."

RELATIONSHIP BETWEEN OLIN AND THE COMPANY

  The Company and Olin entered into certain agreements governing their relationship subsequent to the Distribution and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distribution. While these agreements contain terms which generally are comparable to those which would have been reached in arms-length negotiations with unaffiliated parties, these agreements were reached while the Company was wholly owned by Olin. Certain of these agreements are described below.

 Powder Supply Requirements Agreement; Component Supply Agreement

  The Company and Olin have a powder supply requirements agreement (the "Powder Supply Requirements Agreement") and a component supply agreement (the "Component Supply Agreement") which set forth the terms on which Olin will purchase propellant powder from the Company and the Company will purchase certain ammunition components from Olin following the Distribution.

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

  The Assumption of Liabilities and Indemnity Agreement also provides that the Company will assume, and indemnify and hold Olin harmless from, all liabilities in connection with the removal, remediation or control of environmental conditions at certain of the Company's facilities (see "Item 1. Business--Environmental Matters") and that the Company will indemnify Olin for any liabilities arising out of Olin's existing guarantee of certain lease obligations of the Company. The Assumption of Liabilities and Indemnity Agreement also provides for cross indemnities relating to certain employee benefit claims.

 Covenant Not To Compete Agreement

  The Company and Olin have entered into a covenant not to compete agreement which generally provides that, for a period of five years, Olin will not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute medium or large caliber ammunition or components and that the Company will not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute small caliber ammunition or components, ejection cartridges or shotshells.

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

EMPLOYEES

  As of December 31, 1997, the Company had approximately 2,680 employees, six of whom were working in foreign countries. Approximately 490 of the hourly paid employees of the Company located at its St. Marks, Florida and Marion, Illinois facilities are represented, for purposes of collective bargaining, by local unions affiliated with the United Steelworkers of America. The Company is a party to labor contracts expiring in October 2000 and December 2001 relating to such employees at its St. Marks, Florida and Marion, Illinois facilities, respectively. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without stoppages.

EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below is certain information regarding the Company's executive officers.

  NAME AND AGE                                            POSITION
  ------------                                            --------
James G. Hascall, 59.... Chairman of the Board and Chief Executive Officer
Angelo A. Catani, 65.... Vice Chairman of the Board
J. Douglas DeMaire, 51.. Executive Vice President
William W. Smith, 63.... Executive Vice President and President, Aerospace and Electronics Division
John E. Fischer, 42..... Vice President and Chief Financial Officer
George H. Pain, 47...... Vice President, General Counsel and Secretary
Stephen C. Curley, 45... Vice President and Treasurer
Jackson C. Picker, 48... Vice President, Human Resources and Administration
Michael S. Wilson, 51... Vice President and President, Ordnance and Tactical Systems Division

  Mr. Hascall has served as Chairman and Chief Executive Officer of the Company since January 1997. From January 1, 1996 through December 1996, Mr. Hascall served as Executive Vice President of Olin Corporation, having operating responsibility for Olin's Brass, Winchester, Ordnance and Aerospace Divisions. From 1985 through 1995, Mr. Hascall served as President of Olin's Brass Division. He was an Olin Corporate Vice President from 1985 to 1990 and a Senior Vice President from 1990 to December 1995.

  Mr. Catani has served as Vice Chairman of the Board of the Company since January 1997. From 1988 through December 1996, Mr. Catani was President of Olin Corporation's Ordnance Division and served as Vice President and General Manager of Olin's Defense Products Group from 1985 to 1987. Mr. Catani was an Olin Vice President from April 1993 until December 1996.

  Mr. DeMaire has served as Executive Vice President of the Company since January 1997. From January 1996 to December 1996, he served as Corporate Vice President, Corporate Planning for Olin. From 1991 to December 1995, Mr. DeMaire served as Vice President, Planning for Olin's Winchester Division and from 1985 to 1995 served as Vice President, Planning for Olin's Brass Division.

  Mr. Smith has served as Executive Vice President of the Company and President of the Company's Aerospace and Electronics Division since January 1997. From April 1993 until December 1996 he served as Corporate Vice President for Olin where he also served as President of Olin's Aerospace Division from 1988 through January 1997.

  Mr. Fischer has served as Vice President and Chief Financial Officer of the Company since January 1997. From January 1995 to December 1996, he served as Vice President and Chief Financial Officer of Olin's Ordnance Division. Prior to January 1995, Mr. Fischer served in a number of financial and contract management positions with Olin's subsidiary, General Defense Corporation ("GDC"). Mr. Fischer was Corporate Controller of GDC when it was acquired by Olin in 1988.

  Mr. Pain has served as Vice President, General Counsel and Secretary of the Company since January 1997. From January 1995 until December 1996, Mr. Pain served as Vice President, Legal of Olin's Brass and Winchester Divisions, and as Deputy General Counsel of Olin. Prior to that time, Mr. Pain had served in Olin's legal department since 1986.

  Mr. Curley has served as Vice President and Treasurer of the Company since January 1997. From September 1990 to December 1996, Mr. Curley served as Assistant Treasurer of Olin. Prior to that date, Mr. Curley served as Senior Tax Counsel in Olin's Tax Department.

  Mr. Picker has served as Vice President, Human Resources and administration of the Company since January 1997. From 1989 to December 1996, Mr. Picker served as Vice President, Human Resources for Olin's Ordnance Division. Prior to that time, Mr. Picker had served in various human resources positions with Olin since 1975.

  Mr. Wilson has served as Vice President of the Company and President of the Company's Ordnance and Tactical Systems Division since January 1997. From 1991 to December 1996, Mr. Wilson served as Vice President of Tank ammunition for Olin. From 1990 to 1991, Mr. Wilson served as Vice President of Marketing for Olin's Ordnance Division where he served as Vice President of Programs from 1988 to 1990. Prior to that time, Mr. Wilson served as Director of Business Planning for Olin's Ordnance Division since 1985.

ITEM 2. PROPERTIES

  The table below sets forth the locations where the Company conducts its business and a brief description of the activities conducted at each identified location. The Company believes its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Unless otherwise noted below, the identified location is owned by the Company.

         LOCATION                           PRIMARY ACTIVITIES
         --------                           ------------------
 St. Petersburg,
  Florida(1)............. Corporate headquarters
                          Systems management operation for large caliber
                          ammunition
 Red Lion, Pennsylvania.. Manufacturing and research and development facility for large caliber ammunition metal parts and
                          composite parts
 Redmond, Washington..... Design, manufacturing and test facility for space, solid propellant and electronic products
                          Office facilities
                          Research and development laboratory
 St. Marks, Florida...... Manufacturing facility for Ball Powder(R) Propellant
                          Research and development laboratory
 Marion, Illinois(1)..... Loading, assembly and packing of medium caliber ammunition and artillery propelling changes
                          Manufacturing and test facility for solid propellant
                          products
                          Demilitarization services
                          Research and development laboratory
 Marion, Illinois........ Test range
 San Leandro,
  California(1).......... Pulsed power research and development laboratory and test facilities; pulsed power and advanced warhead
                          engineering and management
 Downey, California(1)... Manufacturing facility for medium caliber ammunition components and air dispensed munitions components
                          System management and research and development
 Moses Lake,
  Washington(1).......... Manufacturing and test facility for solid propellant products
 Camden, Arkansas(2)..... Test range
                          Support for the ammunition business
 Tracy, California....... Manufacturing and test facility for advanced anti-
                          armor warhead systems
 Lucerne, Switzerland(1). Design, development and testing of anti-armor warhead systems for the Swiss Government

--------
(1) Leased.
(2) Leased in part and occupied in part under a subcontract.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to a number of pending or threatened investigations, claims and proceedings. Except for the investigations, claims and proceedings described below, the Company believes that all such investigations, claims and proceedings are immaterial to the Company or routine and incidental to the Company's business.

  One such investigation concluded in 1996. In May 1994, the Company discovered that an employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois testing facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, the Company promptly notified U.S. Government contract representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to investigate fully the matter and take all necessary corrective actions. In September 1994, a federal grand jury in the United States District Court for the Southern District of Illinois issued two subpoenas to the Company requesting production of documents relating generally to certain medium caliber ammunition programs and specifically to the software modification described above. Subsequently, the Company received additional subpoenas and several Marion employees have received subpoenas to testify before the grand jury. The Company complied with the subpoenas and cooperated with Government officials to resolve the matter. After discussion with the U.S. Attorney's Office regarding the investigation of the performance of the contracts in question, the Company and the U.S. Attorney entered into an agreement to settle this matter on September 11, 1996. Under the agreement, the U.S. Government agreed not to pursue any criminal or civil claims against the Company or its subsidiaries in connection with these government contracts. The Company has paid to the U.S. Government $8.0 million in connection with the settlement and without admitting to any wrongdoing or liability. The Company's financial statements reflect the expenses associated with this matter, including the $8.0 million settlement, of which $6.0 million and $2.0 million was charged to operations during 1996 and 1995, respectively.

  The Company is a party to a contract dispute with the Belgium Ministry of Defense related to a 1985 sale of artillery ammunition. The Belgium Ministry of Defense has alleged improprieties committed by the Belgium national who represented the Company in the transaction. Based on these allegations, the Belgium Ministry of Defense withheld final payment on the contract. On July 2, 1990, the Company's wholly owned subsidiary G.D. International ("GDI") instituted an action in the Court of First Instance of Brussels (the "Court") seeking that the Court declare that because the Ministry of Defense withheld the final payment, the contract had been terminated and GDI's obligations thereunder extinguished. The Company agreed to extend a letter of credit related to the contract guarantee pending resolution of the underlying contract dispute. In March 1996, the trial court ruled against the Company. The decision has been appealed. In the event that the trial court's decision is sustained, the resultant liability is estimated at approximately $4.5 million, net of a $1.1 million receivable, at current exchange rates. The Company's financial statements reflect this estimate as a charge to operations in 1996. Olin has agreed, in conjunction with the Distribution, to assume responsibility for legal fees and costs, monetary judgments and civil settlements associated with this contract dispute in Belgium.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The shares of the Company's common stock commenced regular way trading on The Nasdaq Stock Market SM under the symbol PRMX on January 7, 1997. As of February 27, 1998, there were approximately 6,569 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sale prices and dividends paid for 1997:

                                                     SALES PRICE
                                                   --------------- CASH DIVIDEND
   QUARTER ENDED                                    HIGH     LOW     DECLARED
   -------------                                   ------- ------- -------------
   March 31....................................... $21 1/8 $16         $0.15
   June 30........................................ $24     $17 3/4     $0.15
   September 30................................... $35     $22         $0.15
   December 31.................................... $37 3/4 $30 3/4     $0.15

  The Company anticipates it will continue its policy of paying regular quarterly cash dividends which, on an annual basis, will aggregate $0.60 per share. The payment of cash dividends in the future will be dependent upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors considered relevant by the Board of Directors.

  The Company's credit facility imposes limits ("Restricted Payments") on the payment or declaration of dividends as well as any other distribution, liquidation, purchase or other acquisition of the Company's stock by it or any subsidiary. At December 31, 1997, the amount available for Restricted Payments was approximately $17.5 million.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes certain selected historical financial and operating data of the Company for the five most recently completed fiscal years. This historical data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                         YEARS ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS FOR THE YEAR:
Sales........................  $490,824  $471,488  $508,113  $416,148  $376,332
Cost of Goods Sold...........   401,590   399,187   428,707   335,303   304,717
Selling and Administration...    62,751    53,336    51,297    46,758    43,643
Research and Development.....     5,568     6,241     5,016     5,364     6,055
Other Charges (1)............       --     10,500     2,000       --     12,600
                               --------  --------  --------  --------  --------
Operating Income.............    20,915     2,224    21,093    28,723     9,317
Interest Expense.............     3,735     9,256     9,276     8,638     7,880
Interest and Other Income....     1,776       663       807     1,743     2,307
                               --------  --------  --------  --------  --------
Income (Loss) Before Taxes...    18,956    (6,369)   12,624    21,828     3,744
Income Tax Provision.........     8,331     1,533     6,963     9,805     2,722
                               --------  --------  --------  --------  --------
Net Income (Loss)............  $ 10,625  $ (7,902) $  5,661  $ 12,023  $  1,022
                               ========  ========  ========  ========  ========
FINANCIAL POSITION AT YEAR-
 END:
Property Plant and Equipment,
 Net.........................  $ 98,660  $105,023  $114,473  $114,113  $ 98,771
Total Assets.................   296,291   373,743   380,979   364,175   294,077
Capitalization:
  Short-Term Borrowing.......    24,100       --        --        --        --
  Long-Term Debt.............       --    145,000   125,000   125,000   125,000
  Shareholders' Equity.......   152,801   145,134   158,535   131,113    91,287
                               --------  --------  --------  --------  --------
Total Capitalization.........   176,901   290,134   283,535   256,113   216,287
Total Debt to Total
 Capitalization..............      13.6%     50.0%     44.1%     48.8%     57.8%
OTHER OPERATING DATA:
Depreciation.................  $ 16,731  $ 17,211  $ 16,633  $ 16,955  $ 14,323
Capital Expenditures.........    10,641    13,273    19,191    17,821    12,682
PER SHARE DATA:
Net Income (Loss) Per Share
 (2)(3):
  Basic......................  $   2.05  $  (1.51) $   1.08  $   2.30  $   0.20
  Diluted....................  $   2.01  $  (1.51) $   1.08  $   2.30  $   0.20
  Cash Dividends Per Share...  $   0.60  $    --   $    --   $    --   $    --

--------
(1) Other charges include a charge for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility ($6.0 million in 1996 and $2.0 million in 1995) and a $4.5 million charge in 1996 related to a trial court ruling involving a contract dispute with the Belgium Ministry of Defense related to a 1985 sale of artillery ammunition. Also, 1993 other charges include a charge for a strategic action plan of $12.6 million.
(2) The calculation of net income per share for all periods prior to 1997 is presented on a pro forma basis assuming that all 5,220,276 shares of Common Stock outstanding immediately after the Distribution were outstanding for all periods prior to the Distribution.
(3) The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations covers the Company's year ended December 31, 1997 as well as periods prior to 1997 when the Company operated as the Ordnance and Aerospace Divisions of Olin, but has been prepared as if the Company were a separate entity for all periods discussed.

RESULTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997     1996      1995
                                                    -------- --------  --------
                                                         ($ IN THOUSANDS)
Sales.............................................. $490,824 $471,488  $508,113
Gross Margin.......................................   89,234   72,301    79,406
Selling and Administration.........................   62,751   53,336    51,297
Other Charges......................................      --    10,500     2,000
Net Income (Loss)..................................   10,625   (7,902)    5,661

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

  Sales increased 4% in 1997 compared to 1996 sales primarily due to higher shipments of medium caliber ammunition, artillery propelling charges, Ball Powder(R) propellant, steel pipe joints, and space and electronics products. These increases offset lower sales of international tank ammunition, solid propellant products, and electromagnetic systems. Increases in medium caliber ammunition sales reflect the correction of production problems that delayed shipments in 1996. The increases in artillery propelling charge sales reflect activity on a contract received in early 1997, for which there was no comparable activity in 1996. Ball Powder(R) propellant sales increased 8% over the 1996 depressed levels, principally due to improved commercial sales. Space products sales increases reflect higher shipments associated with the commercial satellite market. Electronics sales increases resulted from the introduction of the Company's EmPower(TM) airline passenger seat power supply.

  Gross margin as a percentage of sales increased to 18% in 1997 from 15% in 1996. The gross margin percentage on medium caliber ammunition increased by approximately 181% and reflects the improved delivery and cost performance for those products. Margin improvements also benefited from a product mix which included sales of artillery propelling charges and higher space, electronics, and Ball Powder(R) propellant sales. These higher margin sales offset unfavorable performance that resulted in cost overruns during 1997 on ammunition de-militarization and high-pulsed energy contracts.

  Selling and administration expenses as a percentage of sales increased to 13% in 1997 from 11% in 1996. The increase reflects the combination of higher bid and proposal costs, which increased 19% over the 1996 level, additional costs associated with the Company's start-up and status as a new independent public company and management incentive expense associated with improvements in the Company's operating performance.

  Interest expense decreased 60% from the 1996 level. This reduction reflects the application of the Company's cash flow to debt reduction and lower interest rates on outstanding debt. The 1996 financial statements reflected $125 million of debt outstanding for the entire year with an average interest rate of 7.4%. The average debt outstanding during 1997 was $54 million with an average interest rate of 6.2%.

  Income tax expense of $8.3 million and $1.5 million was recorded in 1997 and 1996, respectively, on pre-tax income of $19.0 million in 1997 and a pre-tax loss of $6.4 million in 1996. The Company's 1997 effective tax rate of 43.9% is higher than statutory rates due principally to goodwill amortization, which is non-deductible.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

  Sales declined 7% in 1996 compared to 1995 sales attributable principally to lower shipments of combined effects munitions, Ball Powder(R) propellant, and electromagnetic systems, which more than offset higher tank ammunition sales. The lower sales levels of combined effects munitions and electromagnetic systems reflect the completion of major programs during 1996. The U.S. Government contract for combined effects munitions is not expected to be renewed. Sales of commercial Ball Powder(R) propellant declined 16% in the 1996 period as sporting ammunition customers drastically reduced their purchases. In 1995, heavy consumer buying patterns for sporting ammunition were driven by a concern over the threat of restrictive legislation and taxation, which increased the demand for Ball Powder(R) propellant. Restrictive legislation in the form of the Brady bill and the assault weapons ban was passed in 1993 and 1994, respectively, while a proposed prohibitive tax on ammunition was not adopted.

  Gross margin as a percentage of sales decreased to 15% in 1996 from 16% in 1995 due primarily to the decline in sales of Ball Powder(R) propellant.

  Selling and administration expenses as a percentage of sales increased to 11% in 1996 from 10% in 1995 due to lower sales and a higher level of expenses primarily associated with the Distribution.

  Other charges in 1996 represented the provision for the settlement of claims related to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility ($6.0 million) and the charge for the contract dispute with the Belgian Ministry of Defense related to a 1985 sale of artillery ammunition ($4.5 million).

  Income tax expense of $1.5 million and $7.0 million was recorded in 1996 and 1995, respectively, on pre-tax losses of $6.4 million in 1996 and pre-tax income of $12.6 million in 1995. The impact of the Marion legal settlement, which is non-deductible, and other higher non-deductible expenses on a lower level of profits in 1996 were the main contributors to the higher effective tax rate for 1996.

U.S. GOVERNMENT SALES

  U.S. Government sales amounted to $322.6 million in 1997, $368.3 million in 1996 and $391.1 million in 1995. See "Item 1. Business--U.S. Government Contracts and Regulations." Approximately 88%, 75% and 80%, respectively, of total 1997, 1996, and 1995 U.S. Government sales were to the United States Department of Defense ("DoD") or agencies thereof. Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Company in future years, including its income, liquidity, capital resources, and financial condition. The precise impact of these decisions will depend upon their timing and the size of changes and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual DoD budget, the historical financial information of the Company may not be indicative of future performance and the viability of certain facilities and equipment may also be impacted. DoD sales activities are historically stronger in the latter part of the year because the timing of the recognition of the DoD ammunition sales tends to reflect the procurement cycle utilized by the U.S. Army.

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

ENVIRONMENTAL

  The Company is a party to various governmental and private environmental actions associated with waste disposal, manufacturing and test sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

  Cash outlays for remedial and investigatory activities associated with former manufacturing and test facilities and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $1.2 million and $1.9 million at December 31, 1997 and, 1996 respectively, which are classified as other noncurrent liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

SERVICE COSTS

  From the time of the Distribution to December 31, 1997, the Company obtained certain services from Olin, such as payroll and benefits administration, mainframe computing services, and telecommunications support. Olin was reimbursed by the Company at rates comparable to the pre-Distribution inter-company charges. The cost of these services for 1997 was approximately $1.4 million. During 1997, the Company has developed or obtained these services on its own, at costs which approximate the rates charged by Olin.

NEW ACCOUNTING STANDARDS

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 effective December 31, 1997. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas and major customers. The Company is assessing implementation of the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997. The adoption of Statement 131 will result in additional financial statement disclosure.

LIQUIDITY AND CAPITAL RESOURCES

  In connection with the Distribution, the Company assumed a $160 million floating-rate Revolving Credit Agreement (the "RCA") with participating banks to provide financing for the Company's working capital requirements, capital expenditures, and general corporate purposes. Prior to the Distribution, Olin borrowed $145 million under the RCA based on the Company's estimated working capital on the date of the Distribution, however, a final determination of the appropriate debt level by Olin resulted in targeted debt of $125 million. Accordingly, the Company was provided $20 million in cash by Olin, which was reflected in the Company's balance sheet as of the Distribution.

  The RCA permits unsecured borrowings on a revolving basis over a five-year term which expires on December 31, 2001. Principal repayments are not required until the end of the five-year term. The Company pays interest under the RCA on outstanding borrowings at the Company's choice of various floating rate options and is required to pay a facility fee of 0.125% of the borrowing commitment. The RCA contains a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contains certain minimum tangible net worth requirements. The RCA also contains limitations on amounts available to pay dividends or repurchase shares of Common Stock ("Restricted Payments"). At December 31, 1997, the amount available for Restricted Payments was $17.5 million. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160 million. At December 31, 1997, the Company had unused availability of $135.9 million under the RCA and short-term lines of credit. There were no outstanding borrowings under the RCA at December 31, 1997. Outstanding borrowings under short-term lines of credit at December 31, 1997 were $24.1 million with a weighted average interest rate of 6.1%.

  For the year ended December 31, 1997, net cash provided by operations totaled $116.3 million which was the result of working capital reductions associated with the receipt of contract advances, improved operating performance, and the correction of shipment delays experienced in 1996. During the fourth quarter of 1996, the Company entered into a contract modification under one of its multi-year contracts which allowed for the acceleration of contract payments in exchange for reduced selling prices. During 1997, the Company entered into similar contract modifications on two additional contracts. To qualify for such payments, the Company must achieve certain performance milestones. During 1997, a total of approximately $155 million of such contract advances were received.

  Capital spending for the year ended December 31, 1997 decreased 20% from 1996 due to a planned program to control capital costs.

  During the year, the Company announced a program to purchase lots of less than 100 shares of its stock held by any single shareholder ("odd-lot shares"). During the term of the program, the Company purchased and retired 85,446 odd-lot shares of Common Stock at a cost of approximately $1.7 million in cash.

  Cash dividends paid during 1997 totaled approximately $3.1 million.

  Cash flow from net operating activities, after capital spending, odd-lot stock repurchases, and dividends, plus the $20 million of cash provided by Olin were used to reduce debt from $145 million at December 31, 1996 to $24.1 million at December 31, 1997.

  For the year ended December 31, 1996, net cash provided by operations totaled $14.3 million. During 1996, cash was provided by the reduction in accounts receivable resulting from completion of a combined effects munition contract and a cash settlement resulting from an in-flight entertainment contract cancellation that occurred in 1995. These were offset in part by lower current liabilities, increased inventory associated with medium caliber ammunition shipment delays and unfavorable operating results.

  Subject to the forward-looking statements set forth below and based upon the availability under the RCA and the Company's projected cash flow from operations, management believes that the Company's capital resources are adequate to meet its foreseeable business needs.

EFFECT OF INFLATION

  Because of the relatively low level of inflation experienced in the U.S., inflation did not have a material adverse effect on the sales or operating results of the Company during the three most recent fiscal years.

IMPACT OF YEAR 2000

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk relating to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this potential problem. The computing portfolio was identified and an initial assessment has been completed. Based on this assessment, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on operations of the Company.

  The Company is in the process of evaluating whether its vendors, customers (including the U.S. Government) and other third party service providers are making adequate efforts to achieve Year 2000 compliance. The Company cannot presently conclude whether Year 2000 non-compliance by such third parties is likely to have a material adverse effect on the Company's operations.

  The Company has not made a final determination of what the cost of achieving Year 2000 compliance will be over the cost of normal software upgrades and replacements. However, the Company believes, based on the preliminary assessment, that the costs of the project, which will be incurred through fiscal 1999, will not be material.

FORWARD LOOKING STATEMENTS

  All statements other than statements of historical facts in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near-term results, based on current information available and pertaining to the Company. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for commercial powder; international business opportunities; ammunition lot acceptance; timing of contract funding and continued receipt of accelerated payments under the multi-year tank ammunition contracts; changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending or redirection of Department of Defense program funding; production and pricing levels of important raw materials, lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; and costs and effects of legal and administrative cases, proceedings, settlements and investigations involving the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   INDEX TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report--Ernst & Young LLP...........................   22
Independent Auditors' Report--KPMG Peat Marwick LLP.......................   23
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.   24
Consolidated Statements of Operations, Years Ended December 31, 1997, 1996
 and 1995.................................................................   25
Consolidated Statements of Shareholders' Equity, Years Ended December 31,
 1997, 1996 and 1995......................................................   26
Consolidated Statements of Cash Flow, Years Ended December 31, 1997, 1996
 and 1995.................................................................   27
Notes to Consolidated Financial Statements................................   28

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Primex Technologies, Inc.

  We have audited the accompanying consolidated balance sheet of Primex Technologies, Inc. as of December 31, 1997, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primex Technologies, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Tampa, Florida
January 26, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Primex Technologies, Inc.

  We have audited the accompanying consolidated balance sheet of Primex Technologies, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows of each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primex Technologies, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows of each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Tampa, Florida
February 13, 1997

                           PRIMEX TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
                           ASSETS
Current Assets:
  Cash......................................................  $    --   $ 20,000
  Receivables...............................................    94,657   123,658
  Inventories, Net..........................................    35,157    57,241
  Other Current Assets......................................     7,263     5,843
                                                              --------  --------
    Total Current Assets....................................   137,077   206,742
Property, Plant and Equipment, Net..........................    98,660   105,023
Goodwill, Net...............................................    44,821    47,385
Other Assets................................................    15,733    14,593
                                                              --------  --------
    Total Assets............................................  $296,291  $373,743
                                                              ========  ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowing......................................  $ 24,100  $    --
  Accounts Payable..........................................    28,894    30,147
  Contract Advances.........................................    35,070       --
  Accrued Liabilities.......................................    32,522    28,873
                                                              --------  --------
    Total Current Liabilities...............................   120,586    59,020
Long-Term Debt..............................................       --    145,000
Other Liabilities...........................................    22,904    24,589
                                                              --------  --------
    Total Liabilities.......................................   143,490   228,609
Commitments and Contingencies
Shareholders' Equity:
Common Stock, $1.00 par value; 60,000,000 shares authorized;
 5,137,637 and 5,220,276 shares issued and outstanding in
 1997 and 1996, respectively................................     5,138     5,220
Additional Paid-in Capital..................................   144,510   139,914
Retained Earnings...........................................     7,322       --
Unamortized Value of Restricted Stock Grants................    (4,145)      --
Cumulative Translation Adjustment...........................       (24)      --
                                                              --------  --------
    Total Shareholders' Equity..............................   152,801   145,134
                                                              --------  --------
    Total Liabilities and Shareholders' Equity..............  $296,291  $373,743
                                                              ========  ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996      1995
                                                   -------- --------  --------
Sales............................................. $490,824 $471,488  $508,113
Operating Expenses:
  Cost of Goods Sold..............................  401,590  399,187   428,707
  Selling and Administration......................   62,751   53,336    51,297
  Research and Development........................    5,568    6,241     5,016
  Other Charges...................................      --    10,500     2,000
                                                   -------- --------  --------
Operating Income..................................   20,915    2,224    21,093
Interest Expense..................................    3,735    9,256     9,276
Interest and Other Income.........................    1,776      663       807
                                                   -------- --------  --------
Income (Loss) Before Taxes........................   18,956   (6,369)   12,624
Income Tax Provision..............................    8,331    1,533     6,963
                                                   -------- --------  --------
Net Income (Loss)................................. $ 10,625 $ (7,902) $  5,661
                                                   ======== ========  ========
Net Income (Loss) Per Share (1996 and 1995
 Unaudited Proforma Information):
  Basic........................................... $   2.05 $  (1.51) $   1.08
                                                   ======== ========  ========
  Diluted......................................... $   2.01 $  (1.51) $   1.08
                                                   ======== ========  ========



          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)

                            COMMON STOCK
                          -----------------
                                                                  UNAMORTIZED               EQUITY IN
                                             ADDITIONAL             VALUE OF   CUMULATIVE    EARNINGS       TOTAL
                                              PAID-IN   RETAINED   RESTRICTED  TRANSLATION   PRIOR TO   SHAREHOLDERS'
                           SHARES    AMOUNT   CAPITAL   EARNINGS  STOCK GRANTS ADJUSTMENT  DISTRIBUTION    EQUITY
                          ---------  ------  ---------- --------  ------------ ----------- ------------ -------------
BALANCE DECEMBER 31,
 1994...................                                                                    $ 131,113     $131,113
Net Intercompany Activ-
 ity with Olin..........                                                                       21,761       21,761
Net Income..............                                                                        5,661        5,661
                                                                                            ---------     --------
BALANCE DECEMBER 31,
 1995...................                                                                      158,535      158,535
Net Intercompany
 Activity with Olin.....                                                                       (5,499)      (5,499)
Net Loss................                                                                       (7,902)      (7,902)
Capitalization of
 Divisional Equity......  5,220,276  $5,220   $139,914  $   --      $   --        $--        (145,134)         --
                          ---------  ------   --------  -------     -------       ----      ---------     --------
BALANCE DECEMBER 31,
 1996...................  5,220,276   5,220    139,914      --          --         --             --       145,134
Grant of 344,000
 Restricted Stock Units.        --      --       6,128      --       (6,128)       --             --           --
Amortization of
 Restricted Stock Grant.        --      --         --       --        1,983        --             --         1,983
Dividends Paid..........        --      --         --    (3,098)        --         --             --        (3,098)
Dividends on Stock
 Compensation...........        --      --         --      (205)        --         --             --          (205)
Issuance of Stock Under
 Directors Stock Plan...      2,807       3         49      --          --         --             --            52
Purchase of Common
 Stock..................    (85,446)    (85)    (1,581)     --          --         --             --        (1,666)
Translation Adjustments.        --      --         --       --          --         (24)           --           (24)
Net Income..............        --      --         --    10,625         --         --             --        10,625
                          ---------  ------   --------  -------     -------       ----      ---------     --------
BALANCE DECEMBER 31,
 1997...................  5,137,637  $5,138   $144,510  $ 7,322     $(4,145)      $(24)     $     --      $152,801
                          =========  ======   ========  =======     =======       ====      =========     ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ IN THOUSANDS)

                                                 YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  1997       1996      1995
                                                ---------  --------  --------
OPERATING ACTIVITIES
Net Income (Loss).............................. $  10,625  $ (7,902) $  5,661
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided (Used) by Operating
 Activities:
Depreciation...................................    16,731    17,211    16,633
Amortization of Intangibles....................     2,977     2,954     3,042
Deferred Taxes.................................    (2,863)   (3,805)    2,502
Stock Compensation.............................     2,035       --        --
Changes in Assets and Liabilities:
  Receivables..................................    29,001    29,418   (48,182)
  Inventories..................................    22,084    (7,478)   16,038
  Other Current Assets.........................      (431)      659       481
  Other Assets.................................    (1,552)   (7,737)   10,482
  Accounts Payable.............................    (1,253)  (12,634)   (8,925)
  Contract Advances............................    35,070       --        --
  Accrued Liabilities..........................     3,649     5,161    (7,974)
  Other Liabilities............................       189    (2,472)    2,217
Other Operating Activities.....................        43       947       201
                                                ---------  --------  --------
  Net Operating Activities.....................   116,305    14,322    (7,824)
                                                ---------  --------  --------
INVESTING ACTIVITIES
Capital Expenditures...........................   (10,641)  (13,273)  (19,191)
Disposition of Property Plant and Equipment....       --      4,565     3,859
Other Investing Activities.....................       --       (195)      --
                                                ---------  --------  --------
  Net Investing Activities.....................   (10,641)   (8,903)  (15,332)
                                                ---------  --------  --------
FINANCING ACTIVITIES
Net Short-Term Borrowing.......................    24,100       --        --
Net Long-Term Borrowing (Repayment)............  (145,000)   20,000       --
Net Transfers from (to) Olin...................       --     (5,419)   23,156
Repurchase of Common Shares....................    (1,666)      --        --
Dividends Paid.................................    (3,098)      --        --
                                                ---------  --------  --------
  Net Financing Activities.....................  (125,664)   14,581    23,156
                                                ---------  --------  --------
Net Increase (Decrease) in Cash................   (20,000)   20,000       --
Cash, Beginning of Year........................    20,000       --        --
                                                ---------  --------  --------
Cash, End of Year.............................. $     --   $ 20,000  $    --
                                                =========  ========  ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

FORMATION OF PRIMEX TECHNOLOGIES, INC. AND DESCRIPTION OF BUSINESS

  Primex Technologies, Inc. (the "Company") was organized in May 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders consisting of all of the outstanding shares of the Company's Common stock. Regular way trading in the Common Stock commenced on the Nasdaq National Market on January 7, 1997.

  Prior to December 31, 1996, the Company was a wholly owned subsidiary of Olin. In connection with the Distribution, the assets and liabilities of Olin's former Ordnance Division ("Ordnance") and Aerospace Division ("Aerospace") were transferred to the Company.

  Ordnance produces large and medium caliber ammunition for aircraft, artillery, tanks and warships; Ball Powder(R) propellant for sporting, military and commercial applications; and propulsion systems for large caliber gun systems. Ordnance's primary customers are the U.S. Department of Defense and other U.S. Government research and development agencies/laboratories, allied U.S. Governments and sporting ammunition manufacturers.

  Aerospace products include rocket engines, advanced electric propulsion systems, aerospace electronic products, pulsed power systems and solid propellant products, including munitions dispensing systems. Aerospace's primary customers are satellite, aircraft and missile contractors; other defense/aerospace subsystems and systems contractors; NASA and other U.S. Government research and development agencies/laboratories.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The accompanying 1997 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which were transferred to the Company prior to the Distribution. Intercompany balances and transactions between entities included in these financial statements have been eliminated. These financial statements include the assets, liabilities, revenues and expenses of the following subsidiaries:

  Primex Aerospace Company
  Primex Physics International Company
  U.S. Ordnance Company
  General Defense Corporation (GDC)
  GD International, LTD, a wholly owned subsidiary of GDC
  Olin Services, Inc., a wholly owned subsidiary of GDC
  PI Physics International (Schweiz) A.G., a wholly owned subsidiary of Primex Physics International Company

  The accompanying consolidated financial statements, for periods prior to 1997, include the combined operations of Olin's former Ordnance and Aerospace Divisions and have been prepared as if the Company had operated as a separate stand-alone entity for the periods presented. The consolidated financial statements, for periods prior to 1997, include only those assets and liabilities transferred to the Company, and revenues and expenses attributable to the Company's operations. An assessment of corporate overhead is included in selling and administration expenses with the allocation based on either effort committed or number of employees. Management believes that the allocation method used to allocate the costs and expenses was reasonable. However, such allocated amounts may not be indicative of what selling and administration expenses would have been if the Company operated independently of Olin.

                           PRIMEX TECHNOLOGIES, INC.

  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates.

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

  Sales from contracts with the U.S. Government or U.S. Government prime contractors were approximately 66%, 78%, and 77% of total 1997, 1996 and 1995 sales, respectively. Export sales from the United States were $67,867, $28,875 and $24,285 in 1997, 1996 and 1995, respectively.

 Inventories

  Inventories are stated at the lower of cost or net realizable value. Work-in-process inventories related to long-term contracts and programs are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated cost of units delivered. To the extent total costs relating to long-term contracts and programs are estimated to exceed the total sales price, charges are made to current operations to reduce inventoried costs to net realizable value.

  Approximately 38% and 21% of 1997 and 1996 consolidated inventories, respectively, are valued by the dollar value last-in, first-out (LIFO) method of inventory accounting. Prior to 1997, LIFO inventory was included in a larger Olin pool of which the Company was allocated a percentage share as part of the Distribution.

  Pursuant to contract provisions, agencies of the U.S. Government and other customers have title to, or a security in, certain inventories as a result of progress payments and advances.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

     Improvements to land........................................ 10 to 20 years
     Building and building equipment.............................  5 to 45 years
     Machinery and equipment.....................................  3 to 12 years

  Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less.

 Goodwill

  Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized over 30 years on a straight-line basis. Accumulated amortization was $22,994 and

                           PRIMEX TECHNOLOGIES, INC.

$20,430 at December 31, 1997 and 1996 respectively. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company assesses the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its carrying cost. An impairment, if necessary, would be recorded based on the estimated fair value or a cash flow measure.

 Environmental Liabilities and Expenditures

  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

 Stock-Based Compensation

  The Company accounts for stock-based employee compensation using the intrinsic value method of accounting.

 Income Taxes

  The Company accounts for income taxes under the liability method. Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to the Distribution, the Company's operations were included in the U.S. federal consolidated tax returns of Olin. The provision for income taxes includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate Company basis.

 Net Income (Loss) Per Share

  In 1997, the Financial Accounting Standards Board Issued Statement 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

  The weighted average number of shares outstanding and shares vested in 1997 used to calculated basic earnings per share was 5,173,669. The weighted average number of shares adjusted for 113,239 incremental shares of non-vested restricted stock grants in 1997 used to calculate diluted earnings per share was 5,286,908. The calculation of net income (loss) per share for all periods prior to 1997 on a pro forma basis, assumes that all 5,220,276 common shares outstanding immediately after the Distribution were outstanding for all periods prior to the Distribution.

 Fair Value of Financial Instruments

  The fair value of financial instruments, consisting primarily of cash, receivables, and accounts payable, approximates carrying value due to the liquid nature of the instruments. The fair value of life insurance policies, included in other assets, approximates cash surrender value, which is carrying value. The fair value of the short-term borrowing and long-term debt approximately carrying value based on borrowing rates available to the Company for borrowings with similar terms and maturities.

 Foreign Currency Translation

  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in shareholders' equity.

                           PRIMEX TECHNOLOGIES, INC.

 Derivatives

  The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Premiums paid on purchased options and any gains or losses are included in other assets or accrued liabilities and are recognized in earnings when the transaction being hedged is recognized.

RECEIVABLES

  Receivables, including amounts due under long-term contracts (contract receivables), consist of the following:

                                                                1997     1996
                                                               ------- --------
   Contract receivables:
     Billed receivables....................................... $46,359 $ 18,490
     Unbilled receivables.....................................  46,823   85,898
   Trade and other receivables................................   1,475   19,270
                                                               ------- --------
   Total receivables.......................................... $94,657 $123,658
                                                               ======= ========

  Unbilled receivables represent the balance of recoverable costs and accrued profit comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not billable as of the balance sheet date under the contractual terms. Billed and unbilled contract receivables include amounts related to Government contracts of $18,664 and $25,678 in 1997, and $12,478 and $72,278
in 1996.

INVENTORIES

  Inventories consist of the following:

                                                                 1997    1996
                                                                ------- -------
   Raw materials and work-in-progress.......................... $34,832 $58,355
   Finished goods..............................................   8,232   7,927
                                                                ------- -------
                                                                 43,064  66,282
   Less revaluation to LIFO....................................   7,907   9,041
                                                                ------- -------
   Total inventories........................................... $35,157 $57,241
                                                                ======= =======

  Inventory balances at December 31, 1997 and 1996 are net of reductions for progress payments in the amount of $9,657 and $6,039, respectively.

  During 1997, contract inventory quantities valued at LIFO were reduced resulting in a LIFO liquidation, the effect of which decreased cost of sales by approximately $1,616.

                           PRIMEX TECHNOLOGIES, INC.

PROPERTY, PLANT AND EQUIPMENT

                                                                1997     1996
                                                              -------- --------
   Land and improvements to land............................. $ 14,913 $ 14,399
   Building and building equipment...........................   41,526   39,869
   Machinery and equipment...................................  170,601  162,419
   Leasehold improvements....................................   20,238   20,161
   Construction-in-progress..................................   12,911   17,502
                                                              -------- --------
                                                               260,189  254,350
   Less accumulated depreciation.............................  161,529  149,327
                                                              -------- --------
                                                              $ 98,660 $105,023
                                                              ======== ========

LONG-TERM BORROWINGS

  As a result of the Distribution, the Company assumed all obligations for a revolving credit agreement ("RCA") entered into on December 23, 1996, by Olin, under the terms of which participating banks have committed a maximum of $160,000 to the Company for cash borrowings and letters of credit. The RCA expires on December 31, 2001 and contains a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contains certain minimum tangible net worth requirements. The RCA also contains limitations on amounts available to pay dividends or repurchase Company stock ("Restricted Payments"). At December 31, 1997, the amounts available for Restricted Payments were $17,549. The Company pays interest under the RCA on outstanding borrowings at the Company's choice of various floating rate options and is required to pay a facility fee of 0.125% of the borrowing commitment. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160,000. At December 31, 1997, the Company had unused availability of $135,900 under the RCA and short-term lines of credit. There were no outstanding borrowings under the RCA at December 31, 1997. Outstanding borrowings under short-term lines of credit at December 31, 1997 were $24,100 with a weighted average interest rate of 6.1%. Interest paid in 1997 was $3,585.

  The financial statements include $125,000 of debt for all periods prior to establishment of the RCA which has been classified as long-term debt as a result of the Distribution and assumption of the Revolving Credit Agreement. Interest expense of $9,256 and $9,276 in 1996 and 1995, respectively, was determined using Olin's annual average borrowing rates for those periods.

OTHER CHARGES

  Other charges include a provision for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility of $6,000 in the year ended December 31, 1996 and $2,000 in the year ended December 31, 1995. Also included in other charges in the year ended December 31, 1996 is a $4,500 provision relating to the Belgian contract dispute. See note titled "Legal Proceedings" included herein.

                           PRIMEX TECHNOLOGIES, INC.

ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                                 1997    1996
                                                                ------- -------
   Accrued payroll and employee benefits....................... $17,266 $12,506
   Contract Liabilities........................................  13,982  11,776
   Other.......................................................   1,274   4,591
                                                                ------- -------
   Total accrued liabilities................................... $32,522 $28,873
                                                                ======= =======

  Contract liabilities are principally reserves for anticipated losses on certain incomplete contracts as well as estimated costs to perform contractual activities associated with completed contracts.

INCOME TAXES

 Components of Income Tax Expense (Benefit):

                                                           1997    1996    1995
                                                          ------  ------  ------
   Currently payable:
     Federal............................................. $9,528  $4,509  $3,774
     State...............................................  1,666     829     687
   Deferred.............................................. (2,863) (3,805)  2,502
                                                          ------  ------  ------
   Income Tax Expense.................................... $8,331  $1,533  $6,963
                                                          ======  ======  ======

  The following table accounts for the difference between the income tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes.

  Effective Tax Rate Reconciliation (percent):

                                                               1997  1996   1995
                                                               ----  -----  ----
   Statutory Federal Tax Rate................................. 35.0  (35.0) 35.0
   State Income Taxes, Net....................................  4.4    2.4   5.5
   Goodwill...................................................  4.7   14.1   7.0
   Fines and Penalties........................................  --    33.0   5.5
   Supplemental Pension....................................... (2.6)   --    0.8
   Other, Net.................................................  2.4    9.6   1.4
                                                               ----  -----  ----
   Effective Tax Rate......................................... 43.9   24.1  55.2
                                                               ====  =====  ====

  Components of Deferred Tax Assets and Liabilities:

                                                                 1997    1996
                                                                ------- -------
   Deferred Tax Assets:
     Post-retirement Benefits.................................. $ 5,084 $ 4,889
     Accruals and Reserves.....................................  12,622  10,941
     Other Miscellaneous Items.................................   1,632   1,300
                                                                ------- -------
   Total Deferred Tax Assets................................... $19,338 $17,130
                                                                ======= =======
   Deferred Tax Liabilities:
     Property, Plant and Equipment............................. $ 9,725 $11,396
     Deferred Contract Income..................................   5,958   4,942
                                                                ------- -------
   Total Deferred Tax Liabilities.............................. $15,683 $16,338
                                                                ======= =======

                           PRIMEX TECHNOLOGIES, INC.

  Income from a foreign subsidiary is not significant. Included in other current assets at December 31, 1997 and 1996, respectively, are $5,706 and $4,717 of net current deferred assets.

  Income taxes paid in 1997 were $12,117. Income taxes allocated for periods prior to 1997 were settled with Olin on a current basis.

EMPLOYEE BENEFIT PLANS

  Effective January 1, 1997, pension benefits for substantially all domestic employees are provided through the Company's sponsorship of a defined contribution plan (the "Plan"). The Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The Plan allows the Company to match participant contributions up to certain limits and to make age weighted profit sharing contributions for eligible participants. Total expense for Plan contributions in 1997 was $6,244.

  Prior to the Distribution, virtually all U.S. employees of the Company participated in one of several Olin pension benefit plans covering employees of other Olin businesses. The pension liability for active and retired employees participating in the Olin plans prior to the Distribution remained with Olin. Additionally, prior to the Distribution, Company employees participated in a defined contribution plan available to essentially all domestic Olin employees which provided a match of employee contributions. The total pension plan expense and matching contribution allocable to the Company employees and included in the accompanying financial statements and was $7,872 and $6,896 in 1996 and 1995, respectively.

  Certain Company employees participate in a supplemental non-qualified pension plan (the "MSP Plan"). The Company's benefit obligation under the MSP Plan is secured by life insurance agreements on the lives of the participants. The Company owns the policies and pays the premiums. At December 31, 1997 the discounted value of benefits payable under the MSP Plan, included in other liabilities, was $8,093 and the cash value of the life insurance policies, included in other assets, was $13,453. MSP Plan expenses during 1997 were $1,280 which were offset by increases in insurance cash values and policy proceeds of $1,490.

  Prior to the Distribution, certain Company employees participated in supplemental non-qualified executive benefit plans for which the expenses were $1,036 in 1996 and $566 in 1995. The liability for payment of benefits accrued under these plans prior to the Distribution remained with Olin.

  The Company provides certain post-retirement health care and life insurance benefits for eligible active and retired domestic employees. Post-retirement benefit expense amounted to $1,260, $1,176 and $1,100 in 1997, 1996 and 1995,
respectively. The liability for employees retired prior to the Distribution remained with Olin. The Company's post-retirement health care and life insurance benefit plans are unfunded.

  The following table reflects the components of post-retirement liability for active and retired employees of the Company.

                                                                    1997   1996
                                                                   ------ ------
   Accumulated post-retirement benefit obligation:
   Fully eligible active plan participants........................ $3,636 $3,312
   Other active participants......................................  6,006  4,501
                                                                   ------ ------
   Cumulative accumulated post-retirement benefit obligation......  9,642  7,813
   Unrecognized loss..............................................    573    --
                                                                   ------ ------
   Net post-retirement benefit liability.......................... $9,069 $7,813
                                                                   ====== ======

                           PRIMEX TECHNOLOGIES, INC.

  The accumulated post-retirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 7.25% in 1997, 8.0% in 1996 and 7.5% in 1995. The assumed health care cost trend rate used for pre-65 retirees was 9.7% in 1997, 11.2% in 1996 and 12.5% in 1995, declining one-half percent per annum to 5.5%. A one percent increase in the health care cost trend rate used would have resulted in a $64 increase in aggregate service and interest components of expense for the year 1997, and a $514 increase in the accumulated post-retirement benefit obligation at December 31, 1997.

LONG-TERM INCENTIVE PLAN

  The Company adopted a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan provides the ability to grant stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, and other stock-based awards. At December 31, 1997, a total of 350,000 shares of common stock were reserved for issuance under this plan.

  During 1997, the Company granted 344,000 restricted stock units to certain officers and employees of the Company. The average per share and total value of the restricted stock units granted was $17.81 and $6,128, respectively, which is being amortized over the anticipated vesting period of 3 years. Compensation expense recognized on restricted stock units in 1997 was $1,983.

SHAREHOLDER RIGHTS PLAN

  The Company has adopted a Shareholder Rights Plan which is designed to prevent a potential acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the acquirer) to buy one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $55. The rights are exercisable only if a person acquires more than 15% of the Company's common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company's common stock. If any person acquires more than 15% of the Company's common stock and in the event of a subsequent merger or combination, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a value of twice the exercise price. The rights will expire on December 19, 2006, unless earlier redeemed at $0.01 per right by the Company.

COMMITMENTS AND CONTINGENCIES

  The Company leases certain properties, such as manufacturing, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $5,515 in 1997, $5,222 in 1996 and $4,684 in 1995 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997 are as follows: $4,931 in 1998; $4,759 in 1999; $3,761 in
2000; $2,393 in 2001; $2,161 in 2002.

  In the ordinary course of business, the Company is contingently liable for performance under letters of credit totaling approximately $22,416 at December 31, 1997. The Company does not believe that exposure to loss is likely and is of the opinion that the fair value of these instruments is zero.

ENVIRONMENTAL

  The Company is party to various governmental and private environmental actions associated with waste disposal, manufacturing and test sites. There were no environmental provisions charged to operations in 1997 or

                           PRIMEX TECHNOLOGIES, INC.

1996, and $795 in 1995. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $1,186 in 1997, and $1,865 in 1996, which are classified as other non-current liabilities.

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

LEGAL PROCEEDINGS

  The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, none of these matters will materially affect the Company's consolidated financial position or results of operations.

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

  The Company is involved in a contract dispute with the Belgium Ministry of Defense related to the 1985 sale of artillery ammunition. The Belgium Ministry of Defense has alleged improprieties committed by the Belgium national who represented the Company in the transaction. Based on these allegations, the Belgium Ministry of Defense withheld final payment on the contract and the Company agreed to extend the letter of credit related to the contract guarantee pending a decision by the Belgium courts on the underlying contract dispute. The trial court ruled against the Company. The decision has been appealed. In the event that the trial court's decision is sustained, the resultant liability is estimated at approximately $4,500, net of a $1,100 receivable, at current exchange rates. The provision for the estimated settlement is included in "Other Charges" in the accompanying consolidated statements of operations. However, since the net liability for this matter including legal fees and costs, monetary judgments, and cost settlements was assumed by Olin in conjunction with the Distribution the balance sheet does not include any reserves related to this matter.

RELATED PARTY TRANSACTIONS

  The Company and Olin have entered into an agreement which generally provides that Olin will purchase from the Company, at prices to be agreed upon from time to time, a certain percentage of the propellant powder required in any calendar year by its Winchester Division, starting at 100% of such requirements for 1997 for Ball Powder propellant and decreasing annually to 70% for 2002. The prices are expected to be at a range of discounts from competitive prices depending on requirements purchased. Propellant sales to Olin's Winchester Division were $16,547 in 1997, $15,813 in 1996, and $23,272 in 1995.

  During 1997, the Company obtained various transition related services from Olin. These services include, but are not limited to, administration of employee benefit programs, tax compliance, internal audit, management

                           PRIMEX TECHNOLOGIES, INC.

information systems, and treasury. The cost of these services, which the Company has developed or obtained on its own, was approximately $1,389 during 1997.

  Prior to 1997, the Company was charged by Olin for the Company's share of expenses of certain centralized activities using various allocation bases. These services were similar to the transition services and included legal and general corporate functions. Charges to the Company for centralized corporate services were $4,273 in 1996, and $2,170 in 1995. In 1996, the charges for centralized corporate services included a number of one time costs associated with the Distribution.

QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly operating results for years ending December 31, 1997 and 1996:

                                         FIRST     SECOND   THIRD     FOURTH
                                        QUARTER   QUARTER  QUARTER   QUARTER
                                        --------  -------- --------  --------
   1997:
   Sales............................... $114,799  $112,921 $118,861  $144,243
   Gross Profit........................   19,086    23,166   22,173    24,809
   Operating Income....................    3,387     6,079    5,734     5,715
   Net Income..........................      871     2,864    3,027     3,863
   Net Income Per Share:
     Basic.............................    $0.17     $0.55    $0.58     $0.75
     Diluted...........................    $0.17     $0.55    $0.57     $0.72
   1996:
   Sales............................... $102,081  $125,622 $101,072  $142,713
   Gross Profit........................   16,120    18,631   17,008    20,542
   Operating Income (Loss).............   (4,672)    4,273     (156)    2,779
   Net Income (Loss)...................   (5,671)      959   (3,037)     (153)
   Net Income (Loss) Per Share (Pro
    Forma):
     Basic.............................   $(1.08)    $0.18   $(0.58)   $(0.03)
     Diluted...........................   $(1.08)    $0.18   $(0.58)   $(0.03)

  The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards 128, "Earnings per Share." 1997 primary and fully diluted per share earnings as previously reported for the first, second and third quarters was $0.16, $0.52 and $0.55, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On February 4, 1997, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, retained Ernst & Young LLP ("Ernst & Young") to serve as independent accountants for the Company and its subsidiaries for periods ending after December 31, 1996. KPMG Peat Marwick LLP ("Peat Marwick"), the Company's former independent accountants were terminated for future periods. No Peat Marwick report on the financial statements of the Company for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period, there has been no disagreement between the Company and Peat Marwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to executive officers is included in this report at the end of Part I under the caption "Executive Officers of the Company."

  The information relating to directors appearing under the caption "Proposal No. 1--Election of Directors" in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission is incorporated herein by reference.

  The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the captions "Security Ownership of Directors and Officers" and "Certain Beneficial Owners" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)Documents Filed as Part of this Report:

  (1)Financial Statements.

    The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II.

                                                                           PAGE
                                                                           ----
   Independent Auditors' Report--Ernst & Young LLP........................  22
   Independent Auditors' Report--KPMG Peat Marwick LLP....................  23
   Consolidated Balance Sheets as of December 31, 1997 and 1996...........  24
   Consolidated Statements of Operations , Years Ended December 31, 1997,
    1996 and 1995.........................................................  25
   Consolidated Statements of Shareholders' Equity, Years Ended December
    31, 1997, 1996 and 1995...............................................  26
   Consolidated Statements of Cash Flow, Years Ended December 31, 1997,
    1996 and 1995.........................................................  27
   Notes to the Consolidated Financial Statements.........................  28

  (2)Financial Statement Schedules

  All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

  (3)Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 2       Distribution Agreement dated as of December 30, 1996 between Primex
         Technologies, Inc. and Olin Corporation. Incorporated by reference to
         Exhibit 2 to the Company's Amendment No. 1 to the Form 8-K/A filed
         January 24, 1997 (SEC File No. 0-28942).
  3.1    Amended and Restated Articles of Incorporation. Incorporated by
         referenced to Exhibit 3.1 to the Company's Amendment No. 1 to the Form
         8-K/A filed January 24, 1997 (SEC File No. 0-28942).
  3.2    Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24,
         1997 (SEC File No. 0-28942).
  4.1    Amended and Restated Articles of Incorporation. Incorporated by
         referenced to Exhibit 3.1 to the Company's Amendment No. 1 to the Form
         8-K/A filed January 24, 1997 (SEC File No. 0-28942).
  4.2    Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to the Form 8-K/A filed January 24,
         1997 (SEC File No. 0-28942).
  4.3    Rights Agreement. Incorporated by reference to Exhibit 4.4 to the
         Company's Form 10-K filed March 27, 1997 (SEC File No. 333-18043).
  4.4    Rights Certificate. Incorporated by reference as Exhibit B to Exhibit
         4.4 to the Company's Form 10-K filed March 27, 1997 (SEC File No. 333-
         18043).
  4.5    Primex Retirement Investment Management Experience Plan. Incorporated
         by reference to Exhibit 4 to the Company's S-8 filed May 23, 1997 (SEC file No. 333-27793).
  4.6    1996 Long Term Incentive Plan of Primex Technologies, Inc., as
         amended.*
  4.7    Primex Stock Plan for Nonemployee Directors, as amended.*
 10.1    Executive Agreement between Primex Technologies, Inc. and J. G.
         Hascall dated January 1, 1998.*
 10.2    Executive Agreement between Primex Technologies, Inc. and J. D.
         DeMaire dated January 1, 1998.*
 10.3    Executive Agreement between Primex Technologies, Inc. and A. A. Catani dated January 1, 1998.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.4    Executive Agreement between Primex Technologies, Inc. and M. S. Wilson dated January 1, 1998.*
 10.5    Executive Agreement between Primex Technologies, Inc. and W. W. Smith dated January 1, 1998.*
 10.6    Form of Executive Agreement for Company executives other than the
         Named Executive Officers.
 10.7    Primex Retirement Investment Management Experience Plan. Incorporated
         by reference to Exhibit 4 to the Company's S-8 filed May 23, 1997 (SEC file No. 333-27793).
 10.8    Primex Stock Plan for Nonemployee Directors (filed as Exhibit 4.7 hereto).
 10.9    1996 Long Term Incentive Plan of Primex Technologies, Inc. (filed as
         Exhibit 4.6 hereto).*
 10.10   Distribution Agreement dated as of December 30, 1996 between Primex
         Technologies, Inc. and Olin Corporation. Incorporated by reference to
         Exhibit 2 to the Company's Amendment No. 1 to the Form 8-K/A filed
         January 24, 1997 (SEC File No. 0-28942).
 10.11   Technology Transfer and License Agreement dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated
         by reference to Exhibit 10.2 to the Company's Amendment No. 1 to the
         Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).
 10.12   Tax Sharing Agreement dated December 31, 1996 between Primex
         Technologies, Inc. and Olin Corporation. Incorporated by reference to
         Exhibit 10.3 to the Company's Amendment No. 1 to the Form 8-K/A filed
         January 24, 1997 (SEC File No. 0-28942).
 10.13   Powder Supply Requirements Agreement dated December 31, 1996 between
         Primex Technologies, Inc. and Olin Corporation. Incorporated by
         reference to Exhibit 10.4 to the Company's Amendment No. 1 to the Form
         8-K/A filed January 24, 1997 (SEC File No. 0-28942).
 10.14   Assignment of Ball Powder(R) Trademark to Primex and Limited License
         to Olin dated December 30, 1996 between Primex Technologies, Inc. and
         Olin Corporation. Incorporated by reference to Exhibit 10.5 to the
         Company's Amendment No. 1 to the Form 8-K/A filed January 24, 1997
         (SEC File No. 0-28942).
 10.15   Assumption of Liabilities and Indemnity Agreement dated December 31,
         1996 between Primex Technologies, Inc. and Olin Corporation.
         Incorporated by reference to Exhibit 10.6 to the Company's Amendment
         No. 1 to the Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).
 10.16   Covenant Not To Compete Agreement dated December 31, 1996 between
         Primex Technologies, Inc. and Olin Corporation. Incorporated by
         reference to Exhibit 10.7 to the Company's Amendment No. 1 to the Form
         8-K/A filed January 24, 1997 (SEC File No. 0-28942).
 10.17   Assignment of Raufoss Agreements to Primex and Sublicense to Olin for
         Small Caliber Ammunition dated December 30, 1996 between Primex
         Technologies, Inc. and Olin Corporation. Incorporated by reference to
         Exhibit 10.8 to the Company's Amendment No. 1 to the Form 8-K/A filed
         January 24, 1997 (SEC File No. 0-28942).
 10.18   Credit Agreement dated as of December 23, 1996 among Primex
         Technologies, Inc., Olin Corporation, Morgan Guaranty Trust Co. of New
         York, as Agent, and various financial institutions. Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to the
         Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).
 10.19   Trade Name License Agreement dated December 31, 1996 between Primex
         Technologies, Inc. and Olin Corporation. Incorporated by reference to
         Exhibit 10.11 to the Company's Amendment No. 1 to the Form 8-K/A filed
         January 24, 1997 (SEC File No. 0-28942).
 10.20   Transition Services Agreement dated December 31, 1996 between Primex
         Technologies, Inc. and Olin Corporation. Incorporated by reference to
         Exhibit 10.12 to the Company's Amendment No. 1 to the Form 8-K/A filed
         January 24, 1997 (SEC File No. 0-28942).
 10.21   Description of the Incentive Compensation Plan of Primex Technologies,
         Inc.
 10.22   Transition Bonus Program of Primex Technologies, Inc.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.23   Building and Igloo Lease between U.S. Fish and Wildlife Service and
         Primex Technologies, Inc. dated January 1, 1997.
 10.24   Land Lease Agreement between D. Hebden Porteus, David M. Haig, Fred C.
         Weyand and Paul M. Ganley, The Connecticut National Bank and Merced
         Associates (includes Primex Technologies, Inc. through assignment)
         dated December 29, 1986.
 10.25   Lease Agreement between Zaser and Longston, Inc. and Rocket Research
         Company (now Primex Aerospace Company) dated July 14, 1982.
 10.26   Lease Agreement between The Northwestern Mutual Life Insurance Company and Rheem Manufacturing Company (now U.S. Ordnance Company) dated July
         1, 1956.
 10.27   Facility Lease between The Connecticut National Bank, Merced
         Associates and Physics International Company (now Primex Physics
         International Company) dated December 29, 1986.
 10.28   Lease Agreement between Heger Realty Corporation and Aerojet Ordnance
         Company (now U.S. Ordnance Company) dated October 15, 1985.
 16      Letter of consent from KPMG Peat Marwick regarding change in certifying accountant. Incorporated by reference to Exhibit 16 to the
         Company's Amendment No. 1 to the Form 8-K/A filed February 19, 1997
         (SEC File No. 0-28942).
 21      List of Subsidiaries of Primex Technologies, Inc. Incorporated by
         reference to Exhibit 21 to the Company's 10-K filed March 27, 1997
         (SEC File No. 333-18043).
 23.1    Consent of KPMG Peat Marwick LLP.
 23.2    Consent of Ernst & Young LLP.
 27      Financial Data Schedule.

--------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to Item 14(c) of Form 10-K.

(b)Reports on Form 8-K:

  No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Primex Technologies, Inc.
                                          (Registrant)
March 18, 1998

                                                    /s/ George H. Pain
                                          By: _________________________________
                                              GEORGE H. PAIN VICE PRESIDENT,
                                               GENERAL COUNSEL AND SECRETARY

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                      CAPACITY                DATE

        /s/ James G. Hascall           Chairman of the          March 18, 1998
-------------------------------------   Board and Chief
          JAMES G. HASCALL              Executive Officer
                                        and Director

        /s/ Angelo A. Catani           Vice Chairman of the     March 18, 1998
-------------------------------------   Board and Director
          ANGELO A. CATANI

         /s/ John E. Fischer           Vice President and       March 18, 1998
-------------------------------------   Chief Financial and
           JOHN E. FISCHER              Accounting Officer

       /s/ Edwin M. Glasscock          Director                 March 18, 1998
-------------------------------------
         EDWIN M. GLASSCOCK

           /s/ David Lasky             Director                 March 18, 1998
-------------------------------------
             DAVID LASKY

          /s/ Bob Martinez             Director                 March 18, 1998
-------------------------------------
            BOB MARTINEZ

       /s/ William B. Mitchell         Director                 March 18, 1998
-------------------------------------
         WILLIAM B. MITCHELL

          /s/ Robert H. Rau            Director                 March 18, 1998
-------------------------------------
            ROBERT H. RAU

       /s/ Anthony W. Ruggiero         Director                 March 18, 1998
-------------------------------------

         ANTHONY W. RUGGIERO

         /s/ Leon E. Salomon           Director                 March 18, 1998
-------------------------------------
           LEON E. SALOMON