Form 10-Q
period 1998-03-29
PRIMEX TECHNOLOGIES INC
filed 1998-05-08
CIK 1019265

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                     FORM 10-Q
                                     ---------

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 1998


                                        OR

 [_]   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from       to
                                                           -------  -------

                         Commission file number: 0-28942

                            PRIMEX TECHNOLOGIES, INC.
              (Exact name of registrant as specific in its charter)


         Virginia                                         06-1458069
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

           As of March 29, 1998, there were outstanding 5,138,376 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                       INDEX



Part I.    Financial Information

                                                                                        Page No.
                                                                                        --------
           Item 1.              Financial Statements (Unaudited)

                                Condensed Consolidated Balance Sheets -                    3
                                March 29, 1998 and December 31, 1997

                                Condensed Consolidated Statements of Operations -
                                Three Months Ended March 29, 1998 and
                                March 31, 1997                                             4

                                Condensed Consolidated Statements of Cash Flow -
                                Three Months Ended March 29, 1998 and
                                March 31, 1997                                             5

                                Notes to Condensed Consolidated Financial
                                Statements                                                 6

           Item 2.              Management's Discussion and Analysis of
                                Financial Condition and Results of Operations              8


Part II.   Other Information

           Item 1.              Legal Proceedings                                          11


           Item 6.              Exhibits and Reports on Form 8-K                           11

                                Signatures                                                 12


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                    March 29,    December 31,
                                                                       1998         1997
                                                                    ---------    -----------
                                                                   (Unaudited)

ASSETS
------
Current Assets:
 Cash..............................................................   $13,438     $     -
 Receivables.......................................................   105,638      94,657
 Inventories, Net..................................................    43,741      35,157
 Other Current Assets..............................................    10,232       7,263
                                                                      -------     -------
    Total Current Assets...........................................   173,049     137,077

Property, Plant and Equipment......................................   262,981     260,189
Less: Accumulated Depreciation ....................................  (165,463)   (161,529)
                                                                      -------    --------
                                                                       97,518      98,660
Goodwill...........................................................    44,180      44,821
Other Assets.......................................................    14,899      15,733
                                                                      -------    --------

 Total Assets......................................................  $329,646    $296,291
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Short-Term Borrowings ............................................   $43,000     $24,100
 Accounts Payable..................................................    21,320      28,894
 Contract Advances.................................................    53,843      35,070
 Accrued Liabilities...............................................    29,418      32,522
                                                                     --------    --------
    Total Current Liabilities......................................   147,581     120,586

 Other Liabilities.................................................    26,578      22,904
                                                                     --------    --------
    Total Liabilities..............................................   174,159     143,490

Shareholders' Equity:
 Common Stock; $1.00 par value; 60,000,000 shares
   authorized; issued and outstanding 5,138,376
   shares at March 29, 1998 and 5,137,637 shares at
   December 31, 1997 ..............................................     5,138       5,138
 Other Shareholders' Equity........................................   150,349     147,663
                                                                     --------    --------
    Total Shareholders' Equity.....................................   155,487     152,801
                                                                     --------    --------

 Total Liabilities and Shareholders' Equity........................  $329,646    $296,291
                                                                     ========    ========

    See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                                        Three Months Ended
                                                   ----------------------------
                                                     March 29,        March 31,
                                                       1998             1997
                                                       ----             ----
                                                    (Unaudited)      (Unaudited)

Sales.....................................            $112,251         $114,799
Operating Expenses:
      Cost of Goods Sold..................              88,789           95,713
      Selling and Administration..........              16,683           14,565
      Research and Development............               1,562            1,134
                                                      --------         --------
Operating Income..........................               5,217            3,387

Interest Expense..........................                 476            1,552
Interest and Other Income.................                 386               96
                                                      --------         --------

Income Before Income Taxes................               5,127            1,931
Income Tax Provision......................               2,159            1,060
                                                      --------         --------

Net Income..............................                $2,968             $871
                                                      ========         ========
Net Income Per Share:
      Basic...............................               $0.58            $0.17
                                                      ========         ========
      Diluted.............................               $0.55            $0.17
                                                      ========         ========
Dividends Per Share.......................               $0.15            $0.15
                                                      ========         ========


    See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ in thousands)



                                                                        Three Months Ended
                                                                 -------------------------------
                                                                   March 29,          March 31,
                                                                     1998               1997
                                                                 ----------          -----------
                                                                 (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
--------------------
Net Cash Provided (Used) by Operating Activities................   $(1,831)            $51,352

INVESTING ACTIVITIES
--------------------

Capital Expenditures............................................    (2,860)               (569)

FINANCING ACTIVITIES
--------------------

Net Short-Term Borrowing........................................    18,900                   -
Net Long-Term Debt Repayment....................................         -             (70,000)
Dividends Paid..................................................      (771)               (783)
                                                                   --------           ---------
      Net Cash Provided (Used) in Financing Activities..........    18,129             (70,783)
                                                                   --------           ---------
Net Increase (Decrease) in Cash.................................   $13,438            $(20,000)
                                                                   ========           =========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
             Notes to Condensed Consolidated Financial Statements
                               ($ in thousands)
                                  (Unaudited)

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

           Operating results for the three months ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997, as presented in the Company's Annual Report on Form 10-K.

           In the first quarter of 1998 the Company adopted a 4-4-5 quarterly accounting cycle having a fiscal year ending on December 31. The adoption of this accounting cycle will have no significant effect on the comparability of interim financial information.

NET INCOME PER SHARE

           The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three months ended March 29, 1998 and March 31, 1997.

                                                                     Three Months Ended
                                                                ------------------------------
                                                                March 29, 1998  March 31, 1997
                                                                --------------  --------------
       Denominator for basic earnings per share-
           Weighted average shares outstanding and vested         5,150,904         5,228,615

       Effect of dilutive securities:
           Employee Stock Options                                    23,395                 -
           Restricted Stock Unit Grants                             198,853            33,484
                                                                  ---------         ---------

       Dilutive potential common shares                             222,248            33,484
                                                                  ---------         ---------

       Denominator for diluted earnings per share                 5,373,152         5,262,099
                                                                 ==========         =========

                           PRIMEX TECHNOLOGIES, INC.
             Notes to Condensed Consolidated Financial Statements
                               ($ in thousands)
                                  (Unaudited)
INVENTORIES

                                                   March 29, 1998  December 31, 1997
                                                   --------------  -----------------
Inventories consist of the following:
    Raw materials and work in progress..........        $46,885          $34,832
    Finished goods..............................          4,763            8,232
                                                        -------          -------
                                                         51,648           43,064
    Less revaluation to LIFO....................          7,907            7,907
                                                        -------          -------
                                                        $43,741          $35,157
                                                         ======           ======

           Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, March 29, 1998 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1998. Inventory balances at March 29, 1998 and December 31, 1997 are net of reductions for progress payments in the amount of $9,032 and $9,657, respectively.

COMPREHENSIVE INCOME

           The Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," in the first quarter of 1998. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income which includes currency translation adjustments, totaled $2,966 and $841 for the first quarter of 1998 and 1997, respectively.

STOCK OPTION PLAN

           On January 2, 1998, a total of 250,000 stock options were granted to certain key employees under Appendix II to the 1996 Long-Term Incentive Plan of Primex Technologies, Inc., as amended. The exercise price of these options is $33.88 per share, which was the fair market value of the Company's common stock on the date of the grant. These options become vested in one-third installments over a three-year period beginning January 2, 1999 and have a ten-year term from the date of grant. All options granted were outstanding on March 29, 1998. The Company accounts for stock-based employee compensation using the intrinsic value method; accordingly, no compensation cost has been recognized for the stock options granted.

DISPOSITIONS

           On April 15, 1998, the Company sold substantially all of the assets related to its high-powered pulsed energy device product line for $9,500 paid in cash at the closing. The company may receive an additional $500 cash subject to certain contingencies and purchase-price adjustments. The Company will retain certain contingent contractual obligations and environmental responsibilities associated with the assets transferred. Sales of products and services in this product line were $16,833 for the year ending December 31, 1997 and $3,698 and $3,697 for the first three months of 1998 and 1997, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
--------------------------------------------------------------
            CONDITION AND RESULTS  OF OPERATIONS
            ------------------------------------

           The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three months ended March 29, 1998 and March 31, 1997.

                                                                      Three Months Ended
                                                            ----------------------------------
                                                            March 29, 1998      March 31, 1997
                                                            --------------      --------------
                                                                       (Unaudited)
                                                                       -----------
Sales:
     Tank and other large caliber ammunition...............       33.6%                29.5%
     Medium caliber ammunition.............................       10.5%                24.3%
     Ball Powder(R) propellant.............................        9.7%                11.5%
     Electronic products...................................       13.3%                 9.3%
     Space products........................................        7.9%                 8.4%
     Other products and services...........................       25.0%                17.0%
                                                                -------               ------
                                                                 100.0%               100.0%
Cost of goods sold.........................................       79.1%                83.4%
                                                                -------               ------
Gross profit...............................................       20.9%                16.6%
Selling and administrative expense.........................       14.9%                12.7%
Research and development expense ..........................        1.4%                 1.0%
                                                                -------               ------
Operating income...........................................        4.6%                 2.9%
Interest expense...........................................        0.4%                 1.4%
Interest and other income..................................        0.3%                  .1%
                                                                -------               ------
Income before income taxes.................................        4.5%                 1.6%
Income tax provision.......................................        1.9%                  .9%
                                                                -------               ------
Net income.................................................        2.6%                  .7%
                                                                =======               ======

RESULTS OF OPERATIONS

           Sales of $112.3 million for the first quarter of 1998 represent a decrease of $2.5 million or 2.2% compared to the first quarter of 1997. This decrease reflects lower Ordnance Division sales of $79.7 million compared to $85.5 million during the first quarter of 1997. These lower sales were partially offset by higher Aerospace Division sales of $32.6 million compared to $29.3 in the first quarter of 1997. Ordnance Division sales in the first quarter of 1997 benefited from a higher than normal level of medium caliber shipments associated with a production recovery from the prior year. Additionally, shipments of Ball Powder(R) propellant during the first quarter of 1998 were approximately 19.0% below shipments in the first quarter of 1997. The increase in Aerospace Division sales from first quarter of 1997 to the corresponding period in 1998 reflects a 39.8% increase in electronics sales which were primarily driven by shipments of EmPower(TM) airline passenger seat power supply systems. The increase in other product sales reflects higher shipments associated with artillery propelling charges and commercial pipe joint components during the first quarter of 1998 compared to 1997.

           Gross margin as a percentage of sales increased to 20.9% during the first quarter of 1998 compared to 16.6% in the first quarter of 1997, primarily as a result of product mix and the absence of cost overruns. Gross margin in the first quarter of 1997 was negatively impacted by unfavorable cost performance on ammunition demilitarization and medium caliber programs experienced during 1997.

           Selling and administration expenses increased by $2.1 million in the first quarter of 1998 compared to 1997 and as a percentage of sales increased to 14.9% in 1998 from 12.7% in 1997. The 1998 increase reflects a lower level of sales in addition to an increase in the level of bid and proposal expenditures associated with large and medium caliber ammunition and space products as well as higher management incentive costs in the first quarter of 1998 compared to the first quarter of 1997.

           The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes.

           Interest expense declined to $0.5 million in the first quarter of 1998 compared to $1.6 million for the first quarter of 1997. This decrease reflects a lower average level of debt outstanding during 1998 compared to 1997.

           Net income of $3.0 million for the first quarter of 1998 reflects an increase of $2.1 million over first quarter 1997 net income of $0.9 million. This improvement is primarily due to the combination of higher gross margins and reduced interest costs realized during the first quarter of 1998 as compared to the corresponding period in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

           Cash used by operating activities was $1.8 million during the first quarter of 1998 compared to cash provided by operating activities of $51.4 million during the first quarter of 1997. The first quarter of 1997 benefited from contract advances in the form of performance-based payments which accelerated cash flow on a one time basis in that period.

           Capital expenditures during the first quarter of 1998 increased to $2.9 million from $0.6 million in the first quarter of 1997. This increase reflects planned expenditures for both the Ordnance and Aerospace Divisions.

           Additionally, funds from operations were sufficient to pay a dividend of $0.15 per share in the first quarter of 1998 and 1997.

           The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. The RCA contains covenants requiring the Company to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and also contains certain minimum tangible net worth requirements. The Company also borrows from RCA participating banks on an uncommitted and unsecured short term basis at rates similar to the RCA. Aggregate borrowings are limited to the committed RCA maximum. Management believes that the Company is currently in compliance with all covenants and requirements under this credit facility. At March 29, 1998, the Company had unused availability under the RCA facility and short term credit lines of $117.0 million.

           The Company believes, based on its working capital, fixed capital, and dividend policy, that future cash flow from operations and amounts available under the RCA are adequate to meet the Company's anticipated cash requirements in the foreseeable future.

FORWARD-LOOKING STATEMENTS

           All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statement. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for commercial powder; international business opportunities; ammunition lot acceptance; timing of contract funding and continued receipt of performance-based payments under the multi-year tank ammunition contract; changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending and redirection of Department of Defense program funding; production and pricing levels of important raw materials, lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; and costs and effects of legal and administrative cases, proceedings settlements and investigations involving the Company.

PART II.   OTHER INFORMATION
----------------------------

ITEM 1.    LEGAL PROCEEDINGS
----------------------------

           The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government review, audit or investigate whether the Company's operations are being conducted in accordance with these requirements. If such reviews, audits or investigations were to find inappropriate activity by the Company, such finding could result in contract repayments or administrative, civil or criminal liabilities including fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future Government contracting by the Company.

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

      The Company is a party to a number of pending or threatened investigations, claims and proceedings. Management believes that all such investigations, claims and proceedings are routine and incidental to the Company's business and will not be materially adverse to the Company's results of operations or financial position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

           (a) Exhibits
                  27. Financial Data Schedule

           (b) Reports filed on Form 8-K during this quarter

               During the quarterly period ended March 29, 1998, no reports on Form 8-K were filed by the Company.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRIMEX TECHNOLOGIES, INC.
                                               (Registrant)


Date:  May 8, 1998                                     /s/ George H. Pain
                                               -------------------------------
                                               Vice President, General Counsel
                                               and Secretary




Date: May 8, 1998
                                                       /s/ John E. Fischer
                                               -------------------------------
                                               Vice President, Chief Financial
                                               Officer and Accounting Officer