Form 10-Q
period 1998-06-28
PRIMEX TECHNOLOGIES INC
filed 1998-08-10
CIK 1019265

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q
                                   ---------


   [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 28, 1998

                                       OR

   [ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
        For the transition period from  _______________ to _______________


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

  As of June 28, 1998, there were outstanding 5,138,376 shares of the registrant's common stock, par value $1.00 per share.

                           PRIMEX TECHNOLOGIES, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION
                                                                         Page No.
                                                                         --------
          Item 1.    Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -
                     June 28, 1998 and December 31, 1997                     3

                     Condensed Consolidated Statements of Operations -
                     Three Months Ending June 28, 1998 and  June 30, 1997;
                     Six Months Ending June 28, 1998 and June 30, 1997       4

                     Condensed Consolidated Statements of Cash Flow -
                     Six Months Ending June 28, 1998 and June 30, 1997       5

                     Notes to Condensed Consolidated Financial Statements    6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           9



PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                      12

          Item 4.    Submission of Matters to a Vote of Security Holders    13

          Item 6.    Exhibits and Reports on Form 8-K                       13

                     Signatures                                             14

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 28,   DECEMBER 31,
                                                                                 1998         1997
                                                                              ----------  -------------
ASSETS                                                                       (UNAUDITED)
------
Current Assets:
  Receivables ..............................................................  $ 105,056      $  94,657
  Inventories, Net .........................................................     50,155         35,157
  Other Current Assets .....................................................      9,613          7,263
                                                                              ---------      ---------
     Total Current Assets ..................................................    164,824        137,077

Property, Plant and Equipment ..............................................    255,581        260,189
Less: Accumulated Depreciation .............................................   (161,113)      (161,529)
                                                                              ---------      ---------
                                                                                 94,468         98,660

Goodwill, Net ..............................................................     43,517         44,821
Other Assets ...............................................................     16,373         15,733
                                                                              ---------      ---------

  Total Assets .............................................................  $ 319,182      $ 296,291
                                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-Term Borrowings ....................................................  $  27,000      $  24,100
  Accounts Payable .........................................................     22,117         28,894
  Contract Advances ........................................................     48,765         35,070
  Accrued Liabilities ......................................................     32,983         32,522
                                                                              ---------      ---------
     Total Current Liabilities .............................................    130,865        120,586

Other Liabilities ..........................................................     28,433         22,904
                                                                              ---------      ---------
  Total Liabilities ........................................................    159,298        143,490

Shareholders' Equity
  Common Stock; $1.00 par value; 60,000,000 shares
    authorized; issued and outstanding 5,138,376
    shares at June 28, 1998 and 5,137,637 shares at
    December 31, 1997 ......................................................      5,138          5,138
  Other Shareholders' Equity ...............................................    154,746        147,663
                                                                              ---------      ---------
     Total Shareholders' Equity ............................................    159,884        152,801
                                                                              ---------      ---------

  Total Liabilities and Shareholders' Equity ...............................  $ 319,182      $ 296,291
                                                                              =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   ------------------  ------------------
                                                   JUNE 28,  JUNE 30,  JUNE 28,  JUNE 30,
                                                     1998      1997      1998      1997
                                                   --------  --------  --------  --------
Sales .........................................    $111,068  $112,921  $223,319  $227,720
Operating Expenses:
 Cost of Goods Sold ...........................      84,152    89,755   172,941   185,468
 Selling and Administration ...................      19,069    15,605    35,752    30,170
 Research and Development .....................       2,389     1,482     3,951     2,616
                                                   --------  --------  --------  --------

Operating Income ..............................       5,458     6,079    10,675     9,466
Interest Expense ..............................         307     1,336       783     2,888
Other Income, Net .............................         792       503     1,178       599
Non-Recurring Income ..........................       2,700         -     2,700         -
                                                   --------  --------  --------  --------

Income Before Income Taxes ....................       8,643     5,246    13,770     7,177
Income Tax Provision ..........................       3,579     2,382     5,738     3,442
                                                   --------  --------  --------  --------

Net Income ....................................    $  5,064  $  2,864  $  8,032  $  3,735
                                                   ========  ========  ========  ========

Net Income Per Share:
  Basic .......................................    $   0.98  $   0.55  $   1.56  $   0.72
                                                   ========  ========  ========  ========
  Diluted  ....................................    $   0.94  $   0.54  $   1.49  $   0.71
                                                   ========  ========  ========  ========
Dividends Per Share ...........................    $   0.15  $   0.15  $   0.30  $   0.30
                                                   ========  ========  ========  ========




     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               ($  IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                                JUNE 28,            JUNE 30,
                                                                  1998                1997
                                                                ---------           ---------
OPERATING ACTIVITIES
--------------------

Net Cash Provided (Used) by Operating Activities .............   $(5,028)            $68,799

INVESTING ACTIVITIES
--------------------

Capital Expenditures .........................................    (6,331)             (2,577)
Proceeds from Disposition of Business ........................    10,000                   -
                                                                 -------            --------

  Net Cash Provided (Used) in Investing Activities ...........     3,669              (2,577)

FINANCING ACTIVITIES
--------------------

Net Short-Term Borrowing .....................................     2,900              12,000
Net Long-Term Debt Repayment .................................         -             (95,000)
Repurchases of Common Stock  .................................         -              (1,666)
Dividends Paid ...............................................    (1,541)             (1,556)
                                                                 -------            --------

  Net Cash Provided (Used) in Financing Activities............     1,359             (86,222)
                                                                 -------            --------

Net Increase (Decrease) in Cash .............................. $       -            $(20,000)
                                                               =========            =========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

     Operating results for the three and six-month periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997, as presented in the Company's Annual Report on Form 10-K.

     In the first quarter of 1998, the Company adopted a 4-4-5 quarterly accounting cycle having a fiscal year ending on December 31. The adoption of this accounting cycle will have no significant effect on the comparability of interim financial information.

NET INCOME PER SHARE

     The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three and six-month periods ended June 28, 1998 and June 30, 1997.

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                --------------------  --------------------
                                                JUNE 28,   JUNE 30,   JUNE 28,   JUNE 30,
                                                  1998       1997       1998       1997
                                                ---------  ---------  ---------  ---------

 Denominator for basic net income per share:
  Weighted average shares
   outstanding and vested                       5,151,212  5,177,586  5,151,058  5,203,101

 Effect of dilutive securities:
  Employee Stock Options                           48,113          -     35,754          -
  Restricted Stock Unit Grants                    208,985     80,684    203,919     57,084
                                                ---------  ---------  ---------  ---------

 Dilutive potential common shares                 257,098     80,684    239,673     57,084
                                                ---------  ---------  ---------  ---------

 Denominator for diluted
  net income per share                          5,408,310  5,258,270  5,390,731  5,260,185
                                                =========  =========  =========  =========

                           PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

INVENTORIES                                                              JUNE 28, 1998  DECEMBER 31, 1997
                                                                         -------------  -----------------
Inventories consist of the following:
  Raw materials and work in progress....................................       $52,330        $34,832
  Finished goods........................................................         5,732          8,232
                                                                               -------        -------
                                                                                58,062         43,064
  Less revaluation to LIFO .............................................         7,907          7,907
                                                                               -------        -------
                                                                               $50,155        $35,157
                                                                               =======        =======

     Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, June 28, 1998 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1998. Inventory balances at June 28, 1998 and December 31, 1997 are net of reductions for progress payments in the amount of $11,175 and $9,657 respectively.

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," in the first quarter of 1998. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income which includes currency translation and minimum pension liability adjustments, totaled $4,863 and $2,869 for the three-month periods and $7,830 and $3,721 for the six-month periods ended June 28, 1998 and June 30, 1997, respectively.

STOCK OPTION PLAN

     A total of 250,000 and 25,000 stock options were granted to certain key employees on January 2, 1998 and May 5, 1998, respectively, under the 1996 Long Term Incentive Plan of Primex Technologies, Inc., as amended. The exercise price of the January and May options is $33.88 and $47.44 per share respectively, which was the fair market value of the Company's common stock on the date of the grant. These options become vested in one-third installments over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant. All options granted were outstanding on June 28, 1998. The Company accounts for stock-based employee compensation using the intrinsic value method; accordingly, no compensation cost has been recognized for the stock options granted.

DISPOSITIONS

     On April 15, 1998, the Company sold substantially all of the assets related to its high-power pulsed energy device product line for $10,000 in cash, $9,500
of which was payable at the closing.   A gain on this sale of approximately $800
was included in other income for the three and six month periods ended June 28, 1998. Sales of products and services in this product line were $16,833 for the year ending December 31, 1997 and $3,698 for the first three months of 1998. Net income for this product line was not material to the Company's consolidated net income.

                           PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


ARBITRATION AWARD

     The Company has been awarded approximately $4,000 in a binding arbitration concerning a breach of contract, of which approximately $1,300 represents payments due under the contract which are included in operating income, and approximately $2,700 represents future payments which have been recognized as non-recurring income for the three and six month periods ending June 28, 1998.

CONTINGENCIES

     The Company has agreed to a settlement in principle regarding costs associated with environmental remediation at a location where the Company formerly had manufacturing operations. The Company has recorded a net settlement expense of $800 for the three and six month periods ending June 28, 1998.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
            RESULTS  OF OPERATIONS
            ----------------------

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 28, 1998 and June 30, 1997.

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               --------------------  --------------------
                                                               JUNE 28,   JUNE 30,   JUNE 28,   JUNE 30,
                                                                 1998       1997       1998       1997
                                                               ---------  ---------  ---------  ---------
Sales:
  Large caliber tank ammunition .................................  32.9%      32.9%      32.5%      31.2%
  Medium caliber ammunition .....................................   9.3%      18.4%       9.5%      21.1%
  BALL POWDER(R) propellant .....................................   9.9%      11.0%       9.8%      11.3%
  Electronic products ...........................................  15.5%       9.6%      14.4%       9.0%
  Space products ................................................   8.8%       7.8%       8.3%       8.5%
  Other products and services ...................................  23.6%      20.3%      25.5%      18.9%
                                                                  -----      -----      -----      -----
                                                                  100.0%     100.0%     100.0%     100.0%
Cost of goods sold ..............................................  75.8%      79.5%      77.4%      81.4%
                                                                  -----      -----      -----      -----
Gross profit ....................................................  24.2%      20.5%      22.6%      18.6%
Selling and administration expense ..............................  17.2%      13.8%      16.0%      13.2%
Research and development expense ................................   2.1%       1.3%       1.8%       1.2%
                                                                  -----      -----      -----      -----
Operating income ................................................   4.9%       5.4%       4.8%       4.2%
Interest expense ................................................   0.3%       1.2%       0.3%       1.3%
Other income, net ...............................................   0.7%       0.4%       0.5%       0.3%
Non-Recurring Income  ...........................................   2.5%         -        1.2%         -
                                                                  -----      -----      -----      -----
Income before income taxes ......................................   7.8%       4.6%       6.2%       3.2%
Income tax provision  ...........................................   3.2%       2.1%       2.6%       1.5%
                                                                  -----      -----      -----      -----
Net income ......................................................   4.6%       2.5%       3.6%       1.7%
                                                                  =====      =====      =====      =====

RESULTS OF OPERATIONS

  The Company's sales of $111.1 million during the second quarter of 1998 decreased by $1.9 million, or 1.6%, compared to the second quarter of 1997. Sales of $223.3 million for the first six months of 1998 were 1.9%, or $4.4 million, lower than the corresponding period in 1997. The second quarter sales decrease reflects lower Ordnance Division sales which were $76.8 million in 1998 compared to $83.6 million in the corresponding period of 1997, offset by higher second quarter Aerospace Division sales which were $34.3 million in 1998 as compared to $29.3 million in the corresponding period of 1997. Ordnance Division sales for the first six months declined from $169.1 million in 1997 to $156.4 million in 1998 while Aerospace Division sales increased from $58.6 million in 1997 to $66.9 million in 1998. Ordnance Division sales in the second quarter and first six months of 1997 benefited from a higher level of medium caliber shipments as the result of a production recovery from 1996. Additionally, shipments of BALL POWDER(R) Propellant during the second quarter of 1998 were 11.6% below the second quarter of 1997. The increase in Aerospace Division sales between the second quarter of 1997 and 1998 reflects a 95.2% increase in electronic product sales attributable to shipments of EmPower(TM) airline passenger seat power supply systems. The electronic product sales increase more than offset the decline in sales associated with the high-power pulsed energy device product line that was disposed of in April 1998. Sales of other products and services reflect increases for the second quarter and first six months of 1998 as a result of higher shipments associated with artillery propelling charges and commercial pipe joint components, compared to the corresponding periods of 1997.

  Gross margin, as a percentage of sales, increased to 24.2% in the second quarter of 1998, compared to 20.5% in the second quarter of 1997. For the first six months of 1998, gross margins as a percentage of sales increased to 22.6% from 18.6% during the first six months of 1997. The gross margin improvement in the second quarter and first six months of 1998, compared to 1997, reflects a favorable sales product mix and the absence of unfavorable performance that was experienced on ammunition demilitarization and medium caliber ammunition programs during the first six months of 1997. Gross margins as a percentage of sales during the third and fourth quarters of 1998 are not anticipated to reach the levels achieved during the first six months of 1998 due to an anticipated less favorable sales product mix.

  Selling and administration expenses increased by $3.5 million, or 22.2%, in the second quarter of 1998 and increased by $5.6 million, or 18.5%, in the first six months of 1998, compared to corresponding periods in 1997. These 1998 increases reflect higher levels of bid and proposal expenditures associated with large caliber and space products. Bid and proposal costs for the second quarter and first six months of 1998 increased 111.0% and 91.5%, respectively, from the corresponding periods in 1997. Additionally, management incentive costs associated with improvements in the Company's operating performance increased 20.4% and 41.3% in the second quarter and first six months of 1998, respectively, over the corresponding periods in 1997.

  Research and development expenses increased by $0.9 million, or 61.2%, during the second quarter of 1998 and by $1.3 million, or 51.0%, during the first six months of 1998, compared to corresponding periods in 1997. These higher expenditures reflect increased research and development activity in the Company's space products business unit.

  Interest expense declined to $0.3 million and $0.8 million in the second quarter and first six months of 1998, respectively, compared to $1.3 million and $2.9 million for corresponding periods in 1997, respectively. This decrease reflects the lower level of debt outstanding during 1998 compared to 1997.

   Non-operating income and expense for the second quarter and first six months of 1998 include a pre-tax gain of approximately $0.8 million recognized on the sale of the Company's high-power pulsed energy device product line and a pre-tax charge of $0.8 million associated with a settlement regarding costs for environmental remediation at a former manufacturing site.

  Primex Aerospace Company, a wholly owned subsidiary of the Company, was awarded, during the second quarter of 1998, approximately $4 million in a binding arbitration concerning a breach of contract. The award was based on the defendant's ceasing and failing to complete payments on the production of certain components used in automobile airbags. Approximately $1.3 million of the award represents payments due under the contract which are included in operating income, and approximately $2.7 million represents future payments which have been recognized as non-recurring income for the three and six month periods ending June 28, 1998.

  The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes.

  Net income of $5.1 million for the second quarter of 1998, and $8.0 million for the first six months of 1998 compares favorably to the $2.9 million and $3.7 million net income during corresponding periods in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

  Cash flow used by operations was $5.0 million during the first six months of 1998 compared to cash provided by operations of $68.8 million during the first six months of 1997. The decrease primarily resulted from timing in the receipt of contract advances in the form of performance based payments. During the first six months of 1997, the Company received $61.0 million of these payments which accelerated cash flow on a one-time basis in that period.

  Investing activities during the first six months of 1998 reflect an increase in planned capital expenditures to $6.3 million from $2.6 million during the first six months of 1997. Additionally, the Company received $10.0 million from the sale of assets related to its high-powered pulsed energy device product
line.   Funds from operations were sufficient to pay dividends of $.15 per share in each of the first and second quarters of 1998 and 1997.

  The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. The RCA contains covenants requiring the Company to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and also contains certain minimum tangible net worth requirements. The Company also borrows from RCA participating banks on an uncommitted and unsecured short term basis at rates similar to the RCA. Aggregate borrowings are limited to the committed RCA maximum. Management believes that the Company is currently in compliance with all covenants and requirements under this credit facility. At June 28, 1998, the Company had unused availability under the RCA facility and short term credit lines of $133.0 million.

  The Company believes, based on its working capital, fixed capital, and dividend policy, that future cash flow from operations and amounts available under the RCA are adequate to meet the Company's anticipated cash requirements in the foreseeable future.

IMPACT OF YEAR 2000

  The Company continues to address the Year 2000 software issues described in its "Annual Report on Form 10-K for the year ended December 31, 1997." The processes for evaluating and managing the risks and costs associated with this potential problem are being managed by a team of internal staff and outside consultants. The Company's financial and operational systems are being identified and assessed for Year 2000 compliance and efforts to modify existing software or convert to new software are currently being taken. The Company believes that it can complete such modifications and conversions in a timely manner. The Company has initiated communications with vendors, customers and other third party service providers to evaluate whether they are making adequate efforts to achieve Year 2000 compliance. The Company cannot presently conclude whether Year 2000 non-compliance by such third parties is likely to have a material adverse effect on the Company's operations. The Company believes it has no exposure to contingencies related to the Year 2000 issue for products it has sold. The total cost of the Year 2000 project is presently estimated to be less than $1.0 million, which includes the purchase of new software and equipment which will be capitalized.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

  The Company is engaged primarily in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government review, audit or investigate whether the Company's operations are being conducted in accordance with these requirements. If such reviews, audits or investigations were to find inappropriate activity by the Company, such finding could result in contract repayments or administrative, civil or criminal liabilities including fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting by the Company.

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

  The Company is a party to a number of pending or threatened investigations, claims and proceedings. Management believes that all such investigations, claims and proceedings are routine and incidental to the Company's business and will not materially adversely affect the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  On May 5, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). The matters submitted to a vote by the shareholders were the election of three directors, approval of an amendment to the 1996 Long Term Incentive Plan of Primex Technologies, Inc. and the appointment of independent accountants for the Company.

  Votes cast for or withheld regarding the election of three directors for a term expiring in 2001 were as follows:

                                                           For     Withheld
                                                        ---------  --------
Angelo A. Catani ...................................    4,863,335    41,962
Bob Martinez .......................................    4,860,289    45,008
Anthony W. Ruggiero ................................    4,858,063    47,234

  There were no broker non-votes.

  The foregoing represents three of the Company's nine Directors. The other six directors, whose terms of office as directors continued after the Annual Meeting, are as follows:

   Term Expiring in 1999          Term Expiring in 2000
   ---------------------          ---------------------
     James G. Hascall               Edwin M. Glasscock
     David Lasky                    Robert H. Rau
     William B. Mitchell            Leon E. Salomon

  At the Annual Meeting, the shareholders also approved an amendment to the 1996 Long Term Incentive Plan of Primex Technologies, Inc. which, among other things, made an additional 500,000 shares of common stock of the Company available for issuance under the plan pursuant to stock options. The holders of 3,410,184 shares of common stock voted in favor; 572,408 voted against; 59,497 abstained from voting. There were 863,208 broker non-votes.

  At the Annual Meeting, the shareholders also approved the appointment of Ernst & Young LLP as independent public accountants for the Company. The holders of 4,861,473 shares of common stock voted in favor; 21,479 voted against; 22,345 abstained from voting. There were no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits

           27. Financial Data Schedule

     (b) Reports filed on Form 8-K during this quarter

         During the quarterly period ended June 28, 1998, no   reports on Form
         8-K were filed by the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRIMEX TECHNOLOGIES, INC.
                                    (Registrant)


Date: August 10, 1998               /s/ George H. Pain
                                    ------------------
                                    Vice President, General Counsel and
                                    Secretary


Date: August 10, 1998               /s/John E. Fischer
                                    ------------------
                                    Vice President, Chief Financial and
                                    Accounting Officer