Form 10-Q
period 1998-09-27
PRIMEX TECHNOLOGIES INC
filed 1998-11-05
CIK 1019265

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 27, 1998

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

                                 (727) 578-8100
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              -----   -----

      As of October 30, 1998, there were outstanding 5,106,376 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX



Part I.    Financial Information

                                                                        Page No.
                                                                        --------

           Item 1.      Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets -
                        September 27, 1998 and December 31, 1997.............  3

                        Condensed Consolidated Statements of Operations -
                        Three Months Ending September 27, 1998 and
                        September 30, 1997; Nine Months Ending
                        September 27, 1998 and September 30, 1997............  4

                        Condensed Consolidated Statements of Cash Flow -
                        Nine Months Ending September 27, 1998 and
                        September 30, 1997...................................  5

                        Notes to Condensed Consolidated Financial Statements.  6

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........  9



Part II.   Other Information

           Item 1.      Legal Proceedings.................................... 13

           Item 6.      Exhibits and Reports on Form 8-K..................... 14

                        Signatures........................................... 14

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                            PRIMEX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 27,  December 31,
                                                                    1998          1997
                                                               -------------  ------------
                                                                (Unaudited)
Assets
------

Current Assets:
      Receivables ...........................................    $ 109,230     $  94,657
      Inventories, Net ......................................       53,999        35,157
      Other Current Assets ..................................        8,151         7,263
                                                                 ---------     ---------
           Total Current Assets .............................      171,380       137,077

Property, Plant and Equipment ...............................      259,613       260,189
Less: Accumulated Depreciation ..............................     (164,948)     (161,529)
                                                                 ---------     ---------
                                                                    94,665        98,660

Goodwill, Net ...............................................       42,886        44,821
Other Assets ................................................       16,749        15,733
                                                                 ---------     ---------

      Total Assets ..........................................    $ 325,680     $ 296,291
                                                                 =========     =========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
      Short-Term Borrowings .................................    $  39,000     $  24,100
      Accounts Payable ......................................       23,392        28,894
      Contract Advances .....................................       37,285        35,070
      Accrued Liabilities ...................................       35,344        32,522
                                                                 ---------     ---------
           Total Current Liabilities ........................      135,021       120,586

Other Liabilities ...........................................       28,450        22,904
                                                                 ---------     ---------
      Total Liabilities .....................................      163,471       143,490

Shareholders' Equity
      Common Stock; $1.00 par value; 60,000,000 shares
        authorized; issued and outstanding 5,106,376
        shares at September 27, 1998 and 5,137,637 shares at
        December 31, 1997 ...................................        5,106         5,138
      Other Shareholders' Equity ............................      157,103       147,663
                                                                 ---------     ---------
           Total Shareholders' Equity .......................      162,209       152,801
                                                                 ---------     ---------

      Total Liabilities and Shareholders' Equity ............    $ 325,680     $ 296,291
                                                                 =========     =========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                          Three Months Ended               Nine Months Ended
                                    -----------------------------   -----------------------------
                                    September 27,   September 30,   September 27,   September 30,
                                        1998            1997            1998            1997
                                        ----            ----            ----            ----
Sales ..........................      $112,753        $118,861        $336,072        $346,581
Operating Expenses:
   Cost of Goods Sold ..........        88,607          96,688         261,548         282,156
   Selling and Administration ..        15,947          14,615          51,699          44,785
   Research and Development ....         2,294           1,824           6,245           4,440
                                      --------        --------        --------        --------

Operating Income ...............         5,905           5,734          16,580          15,200
Interest Expense ...............           529             517           1,312           3,405
Other Income, Net ..............           740             167           1,918             766
Non-Recurring Income ...........           220            --             2,920            --
                                      --------        --------        --------        --------

Income Before Income Taxes .....         6,336           5,384          20,106          12,561
Income Tax Provision ...........         2,536           2,357           8,274           5,799
                                      --------        --------        --------        --------

Net Income .....................      $  3,800        $  3,027        $ 11,832        $  6,762
                                      ========        ========        ========        ========

Net Income Per Share:
      Basic ....................      $   0.74        $   0.59        $   2.30        $   1.30
                                      ========        ========        ========        ========
      Diluted ..................      $   0.71        $   0.57        $   2.20        $   1.28
                                      ========        ========        ========        ========
Dividends Per Share ............      $   0.15        $   0.15        $   0.45        $   0.45
                                      ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ in thousands)
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                  ------------------------------
                                                                  September 27,    September 30,
                                                                      1998             1997
                                                                  -------------    -------------
Operating Activities
--------------------

Net Cash Provided (Used) by Operating Activities ............      $ (10,693)        $ 114,812

Investing Activities
--------------------

Capital Expenditures ........................................        (10,718)           (4,874)
Proceeds from Disposition of Business .......................         10,000              --
                                                                   ---------         ---------

      Net Cash Provided (Used) in Investing Activities ......           (718)           (4,874)

Financing Activities
--------------------

Net Short-Term Borrowing ....................................         14,900            19,900
Net Long-Term Debt Repayment ................................           --            (145,000)
Repurchases of Common Stock .................................         (1,177)           (1,666)
Dividends Paid ..............................................         (2,312)           (2,330)
                                                                   ---------         ---------

      Net Cash Provided (Used) in Financing Activities ......         11,411          (129,096)
                                                                   ---------         ---------


Net Increase (Decrease) in Cash .............................      $    --           $ (19,158)
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

           Operating results for the three and nine-month periods ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997, as presented in the Company's Annual Report on Form 10-K.

           In the first quarter of 1998, the Company adopted a 4-4-5 quarterly accounting cycle having a fiscal year ending on December 31. The adoption of this accounting cycle will have no significant effect on the comparability of interim financial information.

Net Income Per Share

           The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three and nine-month periods ended September 27, 1998 and September 30, 1997.

                                       Three Months Ended              Nine Months Ended
                                  ----------------------------   -----------------------------
                                  September 27,  September 30,   September 27,   September 30,
                                     1998            1997            1998            1997
                                     ----            ----            ----            ----
Denominator for basic net
income per share:
   Weighted average shares
     outstanding and vested ....   5,140,772       5,144,109       5,147,629       5,183,437

Effect of dilutive securities:
   Employee Stock Options ......      28,436            --            33,315            --
   Restricted Stock Unit Grants      215,441         153,356         207,760          89,174
                                   ---------       ---------       ---------       ---------

Dilutive potential common shares     243,877         153,356         241,075          89,174
                                   ---------       ---------       ---------       --------

Denominator for diluted
   net income per share ........   5,384,649       5,297,465       5,388,704       5,272,611
                                   =========       =========       =========       =========

                            PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   ($ in thousands, except per share amounts)
                                   (Unaudited)

Inventories                                                     September  27,    December 31,
                                                                     1998             1997
                                                                     ----             ----
Inventories consist of the following:
      Raw materials and work in progress ....................     $  57,291        $  34,832
      Finished goods ........................................         4,615            8,232
                                                                  ---------        ---------
                                                                     61,906           43,064
      Less revaluation to LIFO ..............................         7,907            7,907
                                                                  ---------        ---------
                                                                  $  53,999        $  35,157
                                                                  =========        =========

           Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, September 27, 1998 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1998. Inventory balances at September 27, 1998 and December 31, 1997 are net of reductions for progress payments in the amount of $7,973 and $9,657 respectively.

Comprehensive Income

           The Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," in the first quarter of 1998. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income which includes currency translation and minimum pension liability adjustments, totaled $3,800 and $3,042 for the three-month periods and $11,630 and $6,763 for the nine-month periods ended September 27, 1998 and September 30, 1997, respectively.

Stock Option Plan

           A total of 250,000 and 25,000 stock options were granted to certain key employees on January 2, 1998 and May 5, 1998, respectively, under the 1996 Long Term Incentive Plan of Primex Technologies, Inc., as amended. The exercise price of the January and May options is $33.88 and $47.44 per share, respectively, which was the fair market value of the Company's common stock on the date of the grant. These options become vested in one-third installments over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant. All options granted were outstanding on September 27, 1998. The Company accounts for stock-based employee compensation using the intrinsic value method; accordingly, no compensation cost has been recognized for the stock options granted.

Dispositions

           On April 15, 1998, the Company sold substantially all of the assets related to its high-power pulsed energy device product line for $10,000 in cash. A gain on this sale of approximately $800 was included in other income during the second quarter of 1998. Sales of products and services in this product line were $16,833 for the year ending December 31, 1997 and $3,698 for the first quarter of 1998. Net income for this product line was not material to the Company's consolidated net income.

                            PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   ($ in thousands, except per share amounts)
                                   (Unaudited)


Arbitration Award

           The Company received an arbitration award net of expenses, in the amount of $4,189 as the result of a binding arbitration concerning a breach of contract of which $1,269 represents payments due under the contract which were included in operating income during the second quarter of 1998. The remaining $2,920 balance of the award represents future payments which have been recognized as non-recurring income in the amount of $2,700 during the second quarter of 1998 and $220 in the third quarter of 1998 when the amount of the award and related expenses were finalized.

Contingencies

           The Company has agreed to a settlement regarding costs associated with environmental remediation at a location where the Company formerly had manufacturing operations. The Company recorded a net settlement expense of $800 during the second quarter of 1998.

Stock Repurchase

          In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 250,000 shares of the Company's common stock. During the third quarter of 1998, the Company purchased and retired 32,000 shares of common stock at an aggregate cost of $1,177.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS  OF OPERATIONS
         ----------------------

      The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three and nine month periods ended September 27, 1998 and September 30, 1997.

                                            Three Months Ended              Nine Months Ended
                                     ------------------------------   ------------------------------
                                     September  27,  September  30,   September  27,  September  30,
                                         1998             1997            1998            1997
                                         ----             ----            ----            ----
Sales:
      Large caliber ammunition ...       33.3%            27.9%           33.4%           30.1%
      Medium caliber ammunition ..       14.7%            16.8%           11.2%           19.6%
      BALL POWDER(R) propellant ..        8.6%             9.5%            9.4%           10.7%
      Electronic products ........       15.4%             9.4%           14.7%            8.8%
      Space products .............        9.6%             9.2%            8.8%            9.1%
      Other products and services        18.4%            27.2%           22.5%           21.7%
                                        ------           ------          ------          ------
                                        100.0%           100.0%          100.0%          100.0%
Cost of goods sold ...............       78.6%            81.4%           77.8%           81.4%
                                        ------           ------          ------          ------
Gross profit .....................       21.4%            18.6%           22.2%           18.6%
Selling and administration expense       14.2%            12.3%           15.4%           12.9%
Research and development expense .        2.0%             1.5%            1.9%            1.3%
                                        ------           ------          ------          ------
Operating income .................        5.2%             4.8%            4.9%            4.4%
Interest expense .................        0.5%             0.4%            0.4%            1.0%
Other income, net ................        0.7%             0.1%            0.6%            0.2%
Non-Recurring Income .............        0.2%             --              0.9%            --
                                        ------           ------          ------          ------
Income before income taxes .......        5.6%             4.5%            6.0%            3.6%
Income tax provision .............        2.2%             2.0%            2.5%            1.7%
                                        ------           ------          ------          ------
Net income .......................        3.4%             2.5%            3.5%            1.9%
                                        ======           ======          ======          ======

Results of Operations

      The Company's sales of $112.8 million during the third quarter of 1998 decreased by $6.1 million, or 5.1%, compared to the third quarter of 1997. Sales of $336.1 million for the first nine months of 1998 were 3.0%, or $10.5 million, lower than the corresponding period in 1997. The third quarter sales decrease reflects lower Ordnance and Tactical Systems Division sales which were $77.6 million in 1998 compared to $87.5 million in the corresponding period of 1997. This decline reflects the absence of artillery propelling charge sales in the 1998 third quarter. Third quarter Aerospace and Electronics Division sales increased to $35.1 million in 1998 as compared to $31.4 million in the corresponding period of 1997. The higher Aerospace and Electronics Division sales reflect electronic product and solid systems sales increases of 56.0% and 52.0%, respectively, which more than offset the absence of sales associated with the high-power pulsed energy device product line that was disposed of in April 1998. Ordnance and Tactical Systems Division sales for the first nine months declined from $256.6 million in 1997 to $234.1 million in 1998 while Aerospace and Electronics Division sales increased from $90.0 million in 1997 to $102.0 million in 1998. Ordnance and Tactical Systems Division sales in the first nine months of 1997 benefited from a higher level of medium caliber shipments as the result of a production recovery from 1996. Additionally, shipments of BALL POWDER(R) Propellant during the first nine months of 1998 were 14.7% below the corresponding period of 1997. The increase in Aerospace and Electronics Division sales between the first nine months of 1997 and 1998 reflects a 61.7% increase in electronic product sales attributable to shipments of EmPower(TM) airline passenger seat power supply systems. The electronic product sales increase more than offset the decline in sales associated with the high-power pulsed energy device product line that was disposed of in April 1998. Increased sales of other products and services for the first nine months of 1998 compared to the corresponding period of 1997 results primarily from higher shipments of commercial pipe joint components.

      Gross margins, as a percentage of sales, increased to 21.4% in the third quarter of 1998, compared to 18.6% in the third quarter of 1997. For the first nine months of 1998, gross margins as a percentage of sales increased to 22.2% from 18.6% during the first nine months of 1997. The gross margin improvement in the third quarter and first nine months of 1998, compared to 1997, reflects a favorable product sales mix and the absence of unfavorable performance that was experienced on ammunition demilitarization and medium caliber ammunition programs during the first nine months of 1997.

      Selling and administration expenses increased by $1.3 million, or 9.1%, in the third quarter of 1998 and increased by $6.9 million, or 15.4%, in the first nine months of 1998, compared to corresponding periods in 1997. Increases in the third quarter of 1998 primarily reflect higher management incentive costs associated with the improvements in the Company's operating performance. The increases in the first nine months of 1998 reflect higher bid and proposal expenditures, associated with large caliber and space product activities during the first six months of 1998, which were 68.4% higher than the corresponding period in 1997, as well as higher management incentive costs which were 55.6% higher than the corresponding period in 1997.

      Research and development expenses increased by $0.5 million, or 25.8%, during the third quarter of 1998 and by $1.8 million, or 40.6%, during the first nine months of 1998, compared to corresponding periods in 1997. These higher expenditures reflect increased research and development activity in the Company's space and electronics products business units.

      Interest expense of $0.5 for the third quarter of 1998 was similar to the corresponding period in 1997 and declined to $1.3 million in the first nine months of 1998 compared to $3.4 million for the corresponding period in 1997. This decrease reflects the lower level of debt outstanding during 1998 compared to 1997.

       Non-operating income and expense for the first nine months of 1998 include a pre-tax gain of approximately $0.8 million recognized on the sale of the Company's high-power pulsed energy device product line and a pre-tax charge of $0.8 million associated with a settlement regarding costs for environmental remediation at a former manufacturing site, both of which were recognized during the second quarter.

      The Primex Aerospace Company, a wholly owned subsidiary of the Company was awarded, net of expenses, approximately $4.2 million in a binding arbitration concerning a breach of contract. The award was based on the defendant's ceasing and failing to complete payments on the production of certain components used in automobile airbags. Approximately $1.3 million of the award represents payments due under the contract which were included in operating income during the second quarter of 1998. The balance of approximately $2.9 million represents future payments which have been recognized as non-recurring income of $2.7 during the second quarter of 1998 and $0.2 in the third quarter of 1998 when the amount of the award and related expenses were finalized.

      The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

      Net income of $3.8 million for the third quarter of 1998, and $11.8 million for the first nine months of 1998 compares favorably to the $3.0 million and $6.8 million of net income during corresponding periods in 1997.

Liquidity and Sources of Capital

      Cash flow used by operations was $10.7 million during the first nine months of 1998 compared to cash provided by operations of $114.8 million during the first nine months of 1997. The decrease primarily resulted from timing in the receipt of contract advances in the form of performance based payments which accelerated cash flow on a one-time basis during the first nine months of 1997.

      Investing activities during the first nine months of 1998 reflect an increase in planned capital expenditures to $10.7 million from $4.9 million during the first nine months of 1997. Additionally, the Company received $10.0 million from the sale of assets related to its high-powered pulsed energy device product line. Funds from operations were sufficient to pay dividends of $0.15 per share in each of the first, second and third quarters of 1998 and 1997.

      The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. The RCA contains covenants requiring the Company to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and also contains certain minimum tangible net worth requirements. The Company also borrows from RCA participating banks on an uncommitted and unsecured short term basis at rates similar to the RCA. Aggregate borrowings are limited to the committed RCA maximum. Management believes that the Company is currently in compliance with all covenants and requirements under this credit facility. At September 27, 1998, the Company had unused availability under the RCA facility and short term credit lines of $121.0 million.

      In August 1998, the Board of Directors of the Company authorized the repurchase, at management's discretion, of up to 250,000 shares of the Company's common stock. During the third quarter of 1998, the Company purchased and retired 32,000 shares of common stock at an aggregate cost of approximately $1.2 million.

      The Company believes, based on its anticipated working capital, fixed capital requirements, and dividend policy, that future cash flow from operations and amounts available under the RCA facility and short term credit lines are adequate to meet the Company's anticipated cash requirements in the foreseeable future.

      On October 13, 1998, the Company announced that it had signed a conditional agreement to acquire the CMS Group, an operating division of Daimler-Benz Aerospace AG ("DASA"). The CMS Group is a defense contractor headquartered in Tampa, Florida. The consummation of the purchase of the CMS Group is subject to, among other conditions, federal government review and clearance under the Hart-Scott-Rodino Act and approval by DASA's parent corporation Daimler-Benz AG.

Impact of Year 2000

      The Company continues to address the "Year 2000" software issues described in its "Annual Report on Form 10-K for the year ended December 31, 1997." The processes for evaluating and managing the risks and costs associated with this potential problem are being managed by a team of internal staff and outside consultants. The Company's financial and operational systems are being identified and assessed for Year 2000 compliance and efforts to modify existing software or convert to new software are currently being taken. The Company believes the identification and assessment phase of this process is substantially complete.

      The Company employs a number of information technology systems in its operations, including, without limitation, computer networking systems, financial systems and other similar systems. A number of these systems have been recently implemented by the Company and these recently implemented systems are believed to be Year 2000 compliant. The Company's assessment has indicated that some of the Company's financial systems could be affected by the Year 2000 and accordingly, the Company has begun a process of either modifying or converting these systems to make them Year 2000 compliant. The Company believes that the modification or conversion of these financial systems will be substantially completed by early 1999.

      The Company also employs electronic equipment containing software and embedded chips in its production and manufacturing systems. The Company's assessment has indicated that this electronic equipment is not likely to be susceptible to a material system failure resulting from the Year 2000. Selective equipment upgrades are currently being implemented where warranted and the Company believes that it can complete necessary modifications and conversions without a material impact on the Company.

      The Company has completed an assessment of Year 2000 issues associated with major products that the Company has sold and believes that the Company has no material exposure related to the Year 2000 for products it has sold.

      The Company has initiated communications with significant vendors, customers and other third party service providers to evaluate whether they are making adequate efforts to achieve Year 2000 compliance. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring that third parties will be Year 2000 ready and the effect of non-compliance by third parties is not determinable by the Company. The Company has material relationships with the U.S. Government. Year 2000 non-compliance by a U.S. Government agency, such as the inability to process payments to the Company, could have a material impact on the Company.

      The Company will continue to evaluate the status of its Year 2000 compliance to determine whether a contingency plan is necessary.

      The total cost of the Company's internal Year 2000 project is presently estimated to be less than $1.0 million, which includes the purchase of new software and equipment which will be capitalized.

      The costs of the Company becoming Year 2000 compliant and the timing in which the Company believes it will complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Year 2000 issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the company might be adversely impacted by vendors, customers and other third party service providers failure to remediate their own Year 2000 issues.

Forward-Looking Statements

      All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statement. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for commercial powder; international business opportunities; ammunition lot acceptance; timing of contract funding and continued receipt of performance-based payments under tank ammunition contracts; changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending and redirection of Department of Defense program funding; production and pricing levels of important raw materials; lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; and costs and effects of legal and administrative cases, proceedings, settlements and investigations involving the Company.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

           (a) Exhibits
                  27. Financial Data Schedule
           (b) Reports filed on Form 8-K during this quarter

               During the quarterly period ended September 27, 1998, no reports on Form 8-K were filed by the Company.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRIMEX TECHNOLOGIES, INC.
                                      (Registrant)


Date: November 5, 1998                          /s/ George H. Pain
                                      -------------------------------------
                                      Vice President, General Counsel and
                                      Secretary


Date: November 5, 1998                          /s/ John E. Fischer
                                      -------------------------------------
                                      Vice President, Chief Financial and
                                      Accounting Officer