Form 10-K
period 1998-12-31
PRIMEX TECHNOLOGIES INC
filed 1999-03-17
CIK 1019265

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

                  For the Fiscal Year Ended December 31, 1998

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

      Registrant's telephone number, including area code: (727) 578-8100

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of February 26, 1999, as reported on The Nasdaq Stock Market(R) was $205,334,149.

  The number of common shares, par value $1.00 per share, outstanding as of February 26, 1999 was 5,084,359.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                         Page No.
                                                                         --------
 PART I
    Item 1  Business..................................................       1
    Item 2  Properties................................................      13
    Item 3  Legal Proceedings.........................................      14
    Item 4  Submission of Matters to a Vote of Security Holders.......      14
 PART II
    Item 5  Market for Registrant's Common Equity and Related
             Stockholder Matters......................................      15
    Item 6  Selected Financial Data...................................      16
    Item 7  Management's Discussion and Analysis of Financial
             Condition and Results of
             Operations...............................................      17
    Item 7A Quantitative and Qualitative Disclosure About Market Risk.      23
    Item 8  Financial Statements and Supplementary Data...............      24
    Item 9  Changes in and Disagreements with Accountants on
             Accounting and Financial
             Disclosure...............................................      46
 PART III
    Item 10 Directors and Executive Officers of the Registrant........      46
    Item 11 Executive Compensation....................................      46
    Item 12 Security Ownership of Certain Beneficial Owners and
             Management...............................................      46
    Item 13 Certain Relationships and Related Transactions............      46
 PART IV
    Item 14 Exhibits, Financial Statements, Schedules, and Reports on
             Form 8-K.................................................      47

                                    PART I

ITEM 1. BUSINESS

General

  Primex Technologies, Inc. ("PRIMEX") is an ordnance and aerospace contractor with strong systems management and manufacturing capability. PRIMEX was organized under the laws of the Commonwealth of Virginia in May 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders of all the outstanding shares of PRIMEX common stock (the "Common Stock"). Prior to the Distribution, the assets and business of Olin's ordnance and aerospace businesses were transferred to PRIMEX. PRIMEX provides a variety of ordnance and aerospace products and services to the U.S. Government, friendly foreign governments, and domestic and international commercial and industrial customers. As used in this Form 10-K the term "PRIMEX" or the "Company" shall refer to Primex Technologies, Inc. and its subsidiaries and, with respect to periods prior to the Distribution, the assets and business entities of Olin's ordnance and aerospace businesses.

  PRIMEX's business operations are organized into two segments that correspond to its primary products and services. Through its Ordnance and Tactical Systems Division, the Company designs and manufactures tank and other large and medium caliber ammunition for U.S. and friendly foreign government customers. These products are used in ships, aircraft, tanks, and fighting vehicle based weapons and other applications. Additionally, the Ordnance and Tactical Systems Division manufactures precision metal components and provides explosive load, assemble, and pack services for a variety of tactical missile and rocket programs. The Ordnance and Tactical Systems Division also designs and produces shaped charge warheads that are used in various weapons. Ball Powder (R) propellant, which is sold to U.S. and friendly foreign militaries, commercial ammunition manufacturers, and sporting and recreational customers, is also manufactured by this division.

  The Aerospace and Electronics Division designs and manufactures electronic products utilized primarily in aeronautic applications, as well as rocket engines and electronic products used in space applications. This division also produces solid propellant products used in munitions dispensing and inflation devices.

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

      Products and Services                                       1998 1997 1996
      ---------------------                                       ---- ---- ----
Tank and other Large Caliber Ammunition (1)...................... 32%  29%  35%
Medium Caliber Ammunition........................................ 15%  19%  18%
Ball Powder(R) propellant........................................  9%  10%  10%
Electronic Products.............................................. 14%  10%   7%
Space Products...................................................  8%   9%   7%
Other Products and Services (2)(3)............................... 22%  23%  23%

--------
(1) The Company has two multi-year contracts with the U.S. Government for the supply of 120mm tactical and training ammunition that represented approximately 14% and 17%, respectively, of 1998 sales; 16% and 12%, respectively, of 1997 sales; 25% and 10%, respectively, of 1996 sales. These multi-year contracts provide for deliveries through mid-1999. In February 1999, the Company was awarded a follow-on multi-year contract for the supply of 120mm training ammunition that provides for deliveries through mid-2004.
(2) Approximately 4% of 1998 sales and 5% of 1997 sales resulted from artillery propelling charge contracts.
(3) Approximately 4% of 1996 sales resulted from a U.S. Government contract for combined effects munitions. Sales under this contract were completed in 1996, and this contract was not renewed.

  Tank and Other Large Caliber Ammunition. The Company develops and produces a family of tactical and training ammunition used primarily in the M1A1 and M1A2 Abrams class tanks of the U.S. Army and Marine Corps and certain U.S. allies. The Company is currently the sole source producer of the 120mm M829A-2 round, which is an armor piercing, fin stabilized, discarding sabot round with a depleted uranium penetrator that utilizes kinetic energy to penetrate heavily armored targets and is used primarily in tank-to-tank warfare. The Company is also one of two suppliers of 120mm M865 and M831A-1 training rounds to the U.S. Government. The M865 is the training round for the M829A-2 round and the M831A-1 is the training round for the M830A-1 tactical multipurpose round which is produced by the Company's U.S. tank ammunition competitor. During 1995, the Company entered into two contracts with four-year terms to produce these training and kinetic energy tactical rounds for the U.S. Government. The Company is currently performing under the fourth year of these contracts. In February 1999, the Company entered into a follow-on five year contract for the production of training rounds for the U.S. Government.

  A number of foreign countries will not buy ammunition containing depleted uranium, and the U.S. Government limits the export of depleted uranium ammunition to NATO and certain other friendly foreign governments. To improve its opportunities to sell tank ammunition to foreign buyers, the Company, in association with the foreign company that was the original developer of 120mm tank ammunition, has developed an advanced 120mm kinetic energy round with a tungsten alloy penetrator. During 1995, the Company signed a $20 million contract with the U.S. Army for the sale of 120mm tungsten penetrator ammunition to a foreign customer, for which delivery was made in 1997. In February 1999, the Company entered into a $31.3 million contract for delivery of advanced kinetic energy tungsten penetrator rounds to a foreign customer.

  Because the Company believes that a key element of its long-term profitability is its continued participation as a major producer of tank ammunition for the U.S. Government and friendly foreign governments, the Company continually invests in research and development in this area, focusing primarily on improving the effectiveness of kinetic energy tactical ammunition and reducing the cost of training ammunition.

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

  The Company produces the 25mm M919 round, a medium caliber armor-piercing, fin stabilized, discarding sabot round, utilizing a depleted-uranium penetrator that offers increased range and lethality. This round is the primary anti-armor round of the Bushmaster cannon used on the Bradley Fighting Vehicle. In addition, the Company has several contracts with the U.S. Government for the production of multi-purpose rounds. The Company believes that the U.S. Government will continue to buy medium caliber ammunition for the next several years. During 1995 and 1996, the Company experienced difficulties in producing the M919 round within contract specifications for accuracy and gun pressure. These difficulties increased the Company's costs and lowered its margins on this round and delayed recognition of revenue from 1995 and 1996 until 1997. Medium caliber ammunition historically has been used in aircraft as well as in land vehicles and ships. However, because of the possible development of other aircraft weapon platforms that do not require close strikes to be effective, the Company believes that medium caliber ammunition may be used to a lesser extent in future aircraft.

  New Weapons and Ammunition. The U.S. Army is developing a series of small-arms weapons to increase the firepower of 21st century soldiers. The Company has been selected as the systems developer of the objective crew served weapon ("OCSW"). This two-person weapon system is slated to replace the machine gun for use against lightly-armored vehicles, fortified positions, infantry and low-flying aircraft. As systems developer, the Company is responsible for the development of the entire OCSW, including both the gun and ammunition. The OCSW is expected to be introduced to the field in seven to ten years.

  Ball Powder(R) Propellant. The Company manufactures and sells Ball Powder(R) propellant, a smokeless gun powder with a spherical grain shape. The Company manufactures more than one hundred different varieties of propellant in the Ball Powder(R) product line. Significant amounts of all U.S. military small caliber ammunition are loaded with the Company's Ball Powder(R) propellant. In response to the decline in military procurements over recent years, the Company has focused on increasing its sales of Ball Powder(R) propellant to the commercial ammunition market. In 1998, 1997 and 1996, approximately 75%, 63% and 55%, respectively, of Ball Powder(R) propellant sales were to manufacturers of commercial ammunition and other non-U.S. Government customers.

  Olin's Winchester Division, a leading manufacturer of sporting ammunition, was the Company's largest Ball Powder(R) propellant customer in 1998, 1997 and 1996, accounting for approximately 36%, 34% and 32% respectively, of the Company's Ball Powder(R) propellant sales. In conjunction with the Distribution, a long-term supply contract was entered into between the Company and Olin with respect to future Ball Powder(R) propellant sales to Winchester. See "Item 1. Business--Relationship Between Olin and the Company."

  Over the years, the Company has attempted to increase the use of Ball Powder(R) propellant in medium and large caliber military ammunition. Virtually all of the medium caliber ammunition manufactured by the Company, except the 25mm M919 round, is now loaded with Ball Powder(R) propellant. Ball Powder(R) propellant has achieved only limited use in U.S. Government large caliber ammunition. The Company continues to pursue the use of Ball Powder(R) propellant in additional types of large caliber ammunition.

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

  In 1996, the Company introduced its first EmPower(TM) product, an in-seat power supply system for airplane passengers' laptop computers and other personal electronic devices. The Company has contracted to provide EmPower(TM) products for domestic and international airline companies, and is negotiating with several additional prospective domestic and international customers. During 1997, the Company made its first significant deliveries of this product.

  Space Products. The Company is the world's leading supplier of monopropellant hydrazine and electric propulsion ("EP") products. The Company's hydrazine propulsion products include individual rocket engines or thrusters, rocket engine modules, gas generators, propellant pressurization systems and complete integrated propulsion systems. Ranging in power from 0.1 to several hundred pounds of thrust, these products are integral to the growing commercial launch vehicle and satellite markets. The Company has delivered over 10,000 rocket engines for spacecraft applications including orbit insertion, maneuvering, and attitude control, as well as launch vehicle and upper-stage attitude and velocity control applications.

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

  The Company is currently developing advanced EP products which it anticipates will provide greatly improved performance compared to conventional hydrazine thrusters with commensurate economic benefits to users. These advanced EP products were flight-tested on experimental flights in 1998 and will continue to be tested in 1999. During 1997, to further advance its propulsion technology, the Company entered into a licensing agreement for an advanced thruster technology with fuel efficiency capabilities approaching ten times that of first generation hydrazine thrusters. A number of domestic and foreign companies are developing EP products, and the Company expects increased competition in this area.

Other Products and Services

  In November 1998, the Company acquired CMS, Inc. and Defense Research Incorporated (the "CMS Group"). The CMS Group operates in four business disciplines. First, the CMS Group manufactures precision metal assemblies for use in tactical missiles and rockets. This manufacturing process utilizes custom designed tools and fixtures for high volume production at fine tolerances. Second, the CMS Group provides explosive load, assemble and pack services for a variety of missile and rocket programs. These services include the ability to press explosives into large diameter warheads, the mixing and coating of explosives, and the assembly of ordnance products. Key missile and rocket programs include the Hydra-70, a 2.75 inch rocket, the Advanced Medium Range Air to Air Missile (AMRAAM) and the Javelin Missile. The Hydra-70 rocket is a low cost, unguided munition which is used on a range of rotary and fixed wing aircraft. Third, the foregoing activities are supported by research and development in the areas of warhead design and development, and analysis of system effectiveness and aircraft compatibility. Finally, the CMS Group is the manufacturer of combat anti-armor weapons systems such as the Shoulder-Launched-Multipurpose Assault Weapon ("SMAW") and the Dragon which are anti-armor weapons used by individual soldiers. The CMS Group products, which are either tube or rail launched, complement and expand the range of products offered by the Ordnance Division which have historically been comprised primarily of gun launched products. The Company believes as technology and products advance, access to all of these capabilities will be a determinant of success.

  The Company manufactures a range of solid propellant products. The Company's products are primarily used in military applications, although the Company is continuously examining potential commercial applications. Although the products are diverse, they are based on a common technology, namely controlled burning of a solid propellant and the use of the resulting exhaust products for a variety of functions.

  The Company provides small gas generators and devices incorporating gas generators used in a variety of military and commercial applications, including tactical missiles, jet engine starter cartridges, inflatables, including buoyancy devices and specialized structures, and ammunition initiating devices. The Company also is developing a family of fire suppression systems offering a low-volume alternative to halon compounds, in situations such as fighter aircraft "dry bay" areas, where size and weight constraints are significant considerations.

  During 1997, the Company entered into an agreement for the production of artillery propelling charges. Artillery propelling charges are bags or modules loaded into the breech of an artillery gun which propel the artillery projectile out of the gun and towards the target. A follow-on contract was entered into in 1998.

  The Company is also a developer, for the United States, Swiss and other governmental agencies, of precision anti-tank warheads and ordnance systems used in smart weapons. This development activity includes applied research, advanced development, engineering, development manufacturing and low-rate initial production programs.

  The U.S. Government has decided that it needs to demilitarize or disassemble large stocks of obsolete conventional ammunition. The Company has bid on a number of these contracts, and was awarded two small contracts for demilitarization services and a follow-on contract in 1996. During 1996 and 1997, the Company experienced cost overruns on the performance of these contracts. During 1998, the Company's ammunition demilitarization contracts were profitable.

  Since 1995, the Company has been a supplier of forged-steel petroleum drilling pipe joints and other heavy industrial cylindrical steel products. These products are produced at the Company's Red Lion, Pennsylvania facility, which principally produces components for large caliber ammunition and has successfully utilized its existing manufacturing capability and expertise for this commercial application.

Customers

  The Company's largest customer is the U.S. Government. PRIMEX sells products to the U.S. Department of Defense, NASA, and other U.S. Government agencies/laboratories. Other customers of the Company include friendly foreign governments, major ordnance and aerospace contractors and a variety of commercial customers. The Company is highly dependent on U.S. Government sales, which accounted for approximately 67%, 66%, and 78% in 1998, 1997 and 1996, respectively, of the Company's sales. See "Item 1. Business--U.S. Government Contracts and Regulations." With the exception of the U.S. Government and its agencies, no other single customer accounted for more than 10% of the Company's total annual sales during any of the Company's last three fiscal years.

Raw Materials and Supplies

  The raw materials used in the manufacture of ammunition, and ammunition components, and tactical missile and rocket components include metals, composite materials, chemicals and nitrocellulose. In addition, the manufacture of ammunition requires components, including propellants, cartridge cases and primers, all of which may be provided by subcontractors or supplied directly by the customer. The Company also purchases, for use in its products, various electronic piece parts, printed wire boards, hydrazine liquid propellants, solid propellant ingredients and subcontracted components, including capacitors, various metals and explosives. The Company has not experienced difficulty in recent years in obtaining an adequate supply of any raw materials, components or other supplies needed in its manufacturing processes, although continued downsizing and consolidation in the defense industry may create difficulties in procuring certain components in the future. Additionally, availability and cost of certain unique components will reflect market conditions and the increasing technical complexity of product requirements. U.S. Government contractors, such as the Company, are frequently directed to procure materials, components or services from sources of supply approved or designated by the U.S. Department of Defense.

U.S. Government Contracts and Regulations

  The Company's U.S. Government business is performed under fixed-price contracts (firm fixed-price and fixed-price incentive) and, to a lesser extent, under cost-reimbursable contracts (cost-plus-fixed-fee or cost-plus-incentive-fee).

  Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. From time to time, the Company has experienced cost overruns on fixed-price contracts. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. In 1998, 1997 and 1996, approximately 91%, 88%, and 78%, respectively, of the Company's sales to the U.S. Government were derived from firm fixed-price contracts.

  Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts provide for increases or decreases in the contract fee, within specific limits, based upon actual results as compared to contractual targets for cost. In 1998, 1997 and 1996, approximately 8%, 12%, and 19%, respectively, of the Company's sales to the U.S. Government were derived from cost-plus-fixed-fee and cost-plus-incentive-fee contracts.

  Under U.S. Government regulations, certain costs, including certain organization and financing costs, acquisition and restructuring costs, portions of research and development costs, certain compensation expenses, certain marketing expenses related to the preparation of competitive bids and proposals, lobbying costs, and international and commercial sales, are not reimbursable. In addition, the accuracy and appropriateness of certain direct and indirect costs of the Company under both fixed-price and cost-plus contracts are subject to extensive regulation and are audited by the Defense Contract Audit Agency ("DCAA"), an arm of the U.S. Department of Defense. The DCAA has the right to challenge the Company's cost estimates or allocations with respect to any such contract. If a DCAA audit establishes overcharges or other discrepancies in costs or accounting, it can seek the repayment of such overcharges or seek other reconciliations.

  Because the Company engages in U.S. Government contracting activities and sells to the U.S. Government and prime U.S. Government contractors, it is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for U.S. Government audits and reviews of contractor quality, procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities, could subject the Company or one or more of its businesses to price adjustments, to civil and criminal penalties, and under certain circumstances, suspension or debarment from bidding on future U.S. Government contracts for a specified period of time. See "Item 3. Legal Proceedings." In connection with the resolution of the investigation of certain testing irregularities at the Company's Marion, Illinois facility, which was owned by Olin at the time of the alleged irregularities and the investigation, Olin entered into an Administrative Agreement (the "Agreement") with the United States Department of the Air Force (the "Air Force"). In addition, the Company has entered into a similar agreement with the Air Force which obligates the Company to implement and maintain an ethics action plan. This plan is designed to ensure that the Company and its employees maintain their present responsibilities as required of all U.S. Government contractors. The Agreement requires, among other things, a communication and training program for all employees, the operation of a toll-free, dedicated telephone number for confidential calls to report suspected misconduct and a self-governance program that includes the periodic submission of written reports to the Air Force describing the measures taken by the Company to implement and maintain the Agreement.

  U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or for default by the contractor. Cost-reimbursable contracts provide that, upon termination, the contractor is entitled to reimbursement of its allowable costs, and if the termination is for convenience, a total fee proportionate to the percentage of the work completed under the contract. Fixed-priced contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for payment of cost incurred, plus profit, for work performed, plus the costs of settling and paying claims by terminated subcontractors and other settlement expenses. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

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

  Licenses are required from U.S. Government agencies for export of many of the Company's products, including munitions and spacecraft and military aircraft components and subsystems. These licenses are administered by the U.S. Department of State and the U.S. Department of Commerce and restrict exports of certain products and technologies. Failure to comply with these laws and regulations could subject the Company or one or more of its businesses to penalties, including, under certain circumstances, the suspension or debarment from future export licenses for a specified period of time. In addition, the U.S. Bureau of Alcohol, Tobacco and Firearms ("BATF") licenses the Company for the handling of explosives and certain other devices. Failure to comply with BATF regulations could subject the Company to the revocation of these required licenses.

  There can be no assurance that the U.S. Government will exercise options to extend existing contracts, not terminate existing contracts, or continue to purchase products from the Company over the long term. The termination of any of the Company's significant contracts or the failure to obtain either renewals of existing contracts or additional contracts with the U.S. Government could have a material adverse effect on the Company's results of future operations and financial condition.

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

  In other product lines, the Company competes with a number of companies both foreign and domestic, including the in-house capabilities of major ordnance and aerospace contractors.

Research and Development; Patents

  The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $9 million, $6 million, and $6 million for 1998, 1997, and 1996, respectively. Customer-sponsored research expenditures by the Company (primarily sponsored by the U.S. Government) were approximately $18 million, $54 million, and $32 million, respectively, for such years. The higher levels of customer-sponsored research in 1997 were the result of an increased number of programs in the areas of large and medium caliber ammunition and space products.

  The Company owns, or is the licensee under, a number of technologies and/or patents relating to various products and processes. The Company believes that, in the aggregate, the rights under its technological assets and licenses are important to the Company but, except as discussed herein, the Company does not consider any one technology, patent or license or group thereof related to a specific process or product to be of material importance to the Company as a whole. The Ball Powder(R) propellant technology is material to the Company's St. Marks, Florida operation. This technology includes proprietary manufacturing know-how and trade secret information which is critical in the manufacture of propellants. A patent covers an important aspect of that know-how, namely, a process for the production of spherical, single-base, low-density propellant grains. The patent was issued in 1987 and will expire on February 26, 2006.

Backlog

  The aggregate amount of contracted backlog orders for the Company on December 31, 1998, and 1997 was approximately $439 million and $399 million, respectively. The backlog represents the value of contracts for which goods and services are yet to be provided. Under multiyear contracts, a portion of the backlog is subject to approval of Government appropriations. The backlog consists of firm contracts, and although they can be and sometimes are changed or canceled, the amount of changes and cancellations historically has been insignificant.

Export Sales

  The Company's export sales from the United States were approximately $53 million, $68 million and $29 million in 1998, 1997, and 1996, respectively. Higher export sales during 1998 and 1997 are primarily the result of a contract for artillery propelling charges and EmPower(TM) in-seat laptop computer power supply systems.

Seasonality

  Although the business of the Company is not seasonal in nature, sales to the Department of Defense are historically stronger in the latter part of the year, reflecting the procurement cycle utilized by the U.S. Army. Certain commercial sales, such as Ball Powder(R) propellant volumes, tend to be stronger in the first half of the year.

Operations by Industry Segment and Geographic Area

  Industry segment and geographic area data for the years 1998, 1997 and 1996 included in the notes to the Company's financial statements on pages 43 and 44 of this report is an integral part of this description of the Company's business.

Environmental Matters

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected, and will continue to affect, substantially all of the Company's manufacturing facilities. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on the industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. In order to help finance the cleanup of waste disposal sites, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, imposes a tax on the disposal of certain hazardous wastes. The Company employs waste minimization programs at most of its manufacturing sites.

  In connection with the Distribution, the Company and Olin have agreed, pursuant to an Assumption of Liabilities and Indemnity Agreement, that the Company will assume, and indemnify and hold Olin harmless against, all liabilities associated with the removal, remediation and control of environmental conditions at several of the Company's existing and former plant sites. Such liabilities are not expected to have a material adverse effect upon the Company's financial condition or results of operations. See "Item 1. Business--Relationship Between Olin and the Company--Assumption of Liabilities and Indemnity Agreement."

Relationship Between Olin and the Company

  The Company and Olin are parties to certain agreements governing their relationship subsequent to the Distribution and providing for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distribution. While these agreements contain terms which generally are comparable to those which would have been reached in arms-length negotiations with unaffiliated parties, these agreements were reached while the Company was wholly owned by Olin. Certain of these agreements are described below.

 Powder Supply Requirements Agreement; Component Supply Agreement

  The Company and Olin have a powder supply requirements agreement (the "Powder Supply Requirements Agreement") and a component supply agreement (the "Component Supply Agreement") which set forth the terms on which Olin purchases propellant powder from the Company and the Company purchases certain ammunition components from Olin.

  The Powder Supply Requirements Agreement generally provides that Olin must purchase, at prices to be agreed upon from time to time, a certain percentage of the propellant powder required in any calendar year by its Winchester Division from the Company, starting at 100% of such requirements for 1997 for Ball Powder(R) propellant and decreasing annually to 70% for 2002. The prices are expected to be at a range of discounts from competitive prices depending on requirements purchased. The Powder Supply Requirements Agreement provides for reductions in the amounts of propellant powder that Olin is required to purchase to the extent that the Company is unable or unwilling to meet a request by Olin to produce a type of propellant powder or to match pricing and other terms offered by third parties. The arrangement provides that Olin will reimburse the Company for any lost profits resulting from Olin's failure to purchase the required amount of propellant powder from the Company in any year. The term of the Powder Supply Requirements Agreement expires on December 31, 2002, unless earlier terminated in accordance with its terms. Pursuant to the Powder Supply Requirements Agreement, the Company must indemnify Olin against all losses arising from actual or alleged manufacturing or design defects in the products delivered pursuant thereto, and Olin shall indemnify the Company against all losses arising from Olin's negligent misuse or improper handling thereof or defects in the ammunition (other than powder defects).

  The Component Supply Agreement provides that the Company must purchase certain ammunition components (the "Components") from Olin at agreed-upon prices until December 31, 1999, unless the Component Supply Agreement is earlier terminated in accordance with its terms. Pursuant to the Component Supply Agreement, Olin will indemnify the Company against all losses arising in connection with actual or alleged manufacturing and design defects in the Components delivered pursuant thereto, and the Company will indemnify Olin against all losses arising in connection with the Company's negligent misuse or improper handling of the Components delivered pursuant thereto.

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

 Covenant Not To Compete Agreement

  The Company and Olin have entered into a covenant not to compete agreement which generally provides that, for a period of five years ending December 31, 2001, Olin will not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute medium or large caliber ammunition or components and that the Company will not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute small caliber ammunition or components, ejection cartridges or shotshells.

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

Employees

  As of December 31, 1998, the Company had approximately 3,000 employees, six of whom were working in foreign countries. Approximately 500 of the hourly paid employees of the Company located at its St. Marks, Florida and Marion, Illinois facilities are represented, for purposes of collective bargaining, by local unions affiliated with the United Steelworkers of America. The Company is a party to labor contracts expiring in October 2000 and December 2001 relating to such employees at its St. Marks, Florida and Marion, Illinois facilities, respectively. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without stoppages.

Executive Officers of the Company

  Set forth below is certain information regarding the Company's executive officers.

      Name and Age                                          Position
      ------------                                          --------
James G. Hascall, 60.... Chairman of the Board and Chief Executive Officer
J. Douglas DeMaire, 52.. President
William W. Smith, 64.... Executive Vice President and President, Aerospace and Electronics Division
Michael S. Wilson, 52... Executive Vice President and President, Ordnance and Tactical Systems Division
John E. Fischer, 43..... Vice President and Chief Financial Officer
George H. Pain, 48...... Vice President, General Counsel and Secretary
Stephen C. Curley, 46... Vice President and Treasurer
Jackson C. Picker, 49... Vice President, Human Resources and Administration

  Mr. Hascall has served as Chairman and Chief Executive Officer of the Company since January 1997. From January 1, 1996 through December 1996, Mr. Hascall served as Executive Vice President of Olin Corporation, having operating responsibility for Olin's Brass, Winchester, Ordnance and Aerospace Divisions. From 1985 through 1995, Mr. Hascall served as President of Olin's Brass Division. He was an Olin Corporate Vice President from 1985 to 1990 and an Olin Senior Vice President from 1990 to December 1995.

  Mr. DeMaire was elected President of the Company effective January 1, 1999. From January 1997 to December 1998, he served as Executive Vice President of the Company. From January 1996 to December 1996, he served as Corporate Vice President, Corporate Planning for Olin. From 1991 to December 1995, Mr. DeMaire served as Vice President, Planning for Olin's Winchester Division and from 1985 to 1995 served as Vice President, Planning for Olin's Brass Division.

  Mr. Smith has served as Executive Vice President of the Company and President of the Company's Aerospace and Electronics Division since January 1997. From April 1993 until December 1996 he served as Corporate Vice President for Olin, where he also served as President of Olin's Aerospace Division from 1988 through January 1997.

  Mr. Wilson was elected Executive Vice President and President at the Company's Ordnance and Tactical Systems Division effective January 1, 1999. From January 1997 to December 1998, he served as Vice President of the Company and President of the Company's Ordnance and Tactical Systems Division. From 1991 to December 1996, Mr. Wilson served as Vice President of Tank Ammunition for Olin. From 1990 to 1991, Mr. Wilson served as Vice President of Marketing for Olin's Ordnance Division where he served as Vice President of Programs from 1988 to 1990. Prior to that time, Mr. Wilson served as Director of Business Planning for Olin's Ordnance Division since 1985.

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

          Location                          Primary Activities
          --------                          ------------------
 St. Petersburg, Florida    Corporate headquarters
  (1)...................... Systems management operation for large caliber ammunition
 Red Lion, Pennsylvania     Manufacturing and research and development
  (2)...................... facility for large
                            caliber ammunition metal parts and composite parts
 Redmond, Washington (2)... Design, manufacturing and test facility for space, solid propellant
                            and electronic products
                            Office facilities
                            Research and development laboratory
 St. Marks, Florida........ Manufacturing facility for Ball Powder(R)
                            Propellant
                            Research and development laboratory
 Marion, Illinois (1)...... Loading, assembly and packing of medium caliber ammunition and
                            artillery propelling changes
                            Manufacturing and test facility for solid
                            propellant products
                            Demilitarization services
                            Research and development laboratory
 Marion, Illinois.......... Test range
 San Leandro, California    Advanced warhead engineering and management
  (1)......................
 Downey, California (2).... Manufacturing facility for medium caliber ammunition components
                            and air dispensed munitions components
                            System management and research and development
 Moses Lake, Washington     Manufacturing and test facility for solid
  (1)...................... propellant products
 Camden, Arkansas (2)...... Test range
                            Load, assembly and pack operations
 Tracy, California......... Manufacturing and test facility for advanced anti-
                            armor
                            warhead systems
 Lucerne, Switzerland (1).. Design, development and testing of anti-armor warhead systems for
                            the Swiss Government
 Shalimar, Florida (1)..... Engineering and manufacturing of air dispensed weapons
 Titusville, Florida (1)... Office facilities
                            Manufacture of munition components
 Wiggins, Mississippi (1).. Under construction (load, assembly and pack)
                            Office facilities
 Anniston, Alabama (1)..... Office facilities
                            Fine tolerance machining and assembly of missile
                            components
 Niceville, Florida (1).... Office facilities
                            Warhead design, research & development services
 Rock Hill, Florida........ Testing of warheads

--------
(1) Leased.
(2) Leased in part and owned in part.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to a number of pending or threatened investigations, claims and proceedings. Except for the investigations, claims and proceedings described below, the Company believes that all such investigations, claims and proceedings are immaterial to the Company or routine and incidental to the Company's business.

  One such investigation concluded in 1996. In May 1994, the Company discovered that an employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois testing facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, the Company promptly notified U.S. Government contract representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to investigate fully the matter and take all necessary corrective actions. In September 1994, a federal grand jury in the United States District Court for the Southern District of Illinois issued two subpoenas to the Company requesting production of documents relating generally to certain medium caliber ammunition programs and specifically to the software modification described above. Subsequently, the Company received additional subpoenas and several Marion employees received subpoenas to testify before the grand jury. The Company complied with the subpoenas and cooperated with Government officials to resolve the matter. After discussion with the U.S. Attorney's Office regarding the investigation of the performance of the contracts in question, the Company and the U.S. Attorney entered into an agreement to settle this matter on September 11, 1996. Under the agreement, the U.S. Government agreed not to pursue any criminal or civil claims against the Company or its subsidiaries in connection with these government contracts. The Company has paid to the U.S. Government $8.0 million in connection with the settlement and without admitting to any wrongdoing or liability. The Company's financial statements reflect the expenses associated with this matter, including the $8.0 million settlement, of which $6.0 million was charged to operations during 1996.

  The Company is a party to a contract dispute with the Belgium Ministry of Defense related to a 1985 sale of artillery ammunition. The Belgium Ministry of Defense has alleged improprieties committed by the Belgium national who represented the Company in the transaction. Based on these allegations, the Belgium Ministry of Defense withheld final payment on the contract. On July 2, 1990, the Company's wholly owned subsidiary G.D. International ("GDI") instituted an action in the Court of First Instance of Brussels (the "Court") seeking that the Court declare that, because the Ministry of Defense withheld the final payment, the contract had been terminated and GDI's obligations thereunder extinguished. The Company agreed to extend a letter of credit related to the contract guarantee pending resolution of the underlying contract dispute. In March 1996, the trial court ruled against the Company. The Company's financial statements reflect a 1996 charge to operations in the amount of $4.5 million, which represented the estimate, at that time, of the Company's net cost resulting from this judgement. The trial court decision has been appealed. The resultant liability is currently estimated at approximately $5.4 million because of accrued interest and exchange rate fluctuations. Since Olin has agreed, in conjunction with the Distribution, to assume responsibility for legal fees and costs, monetary judgments and civil settlements associated with this contract dispute in Belgium, the Company has not recognized any additional charge in connection with this matter.

  While the Company cannot predict the ultimate outcome of the dispute summarized above, as well as other pending or threatened proceedings, including matters arising under provisions relating to the protection of the environment, it does not believe that the consequences will be materially adverse to its results of operation or financial position or that the Company's liability with respect thereto will exceed the amounts which have previously been charged to operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The shares of the Company's common stock commenced regular way trading on The Nasdaq Stock Market(R) under the symbol PRMX on January 7, 1997. As of February 26, 1999, there were approximately 6,100 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sale prices for 1998 and 1997:

                                                            Sales Price
                                                            ----------------
   Quarter Ended                                            High        Low
   -------------                                            ------     -----
   March 30, 1998.......................................... $ 49 1/2   $ 31 1/4
   June 28, 1998........................................... $ 53 3/4   $ 44 3/4
   September 27, 1998...................................... $ 53       $ 31 1/2
   December 31, 1998....................................... $ 43 15/16 $ 28 1/16
                                                            Sales Price
                                                            ----------------
   Quarter Ended                                            High        Low
   -------------                                            ------     -----
   March 31, 1997.......................................... $ 21 1/8   $ 16
   June 30, 1997........................................... $ 24       $ 17 3/4
   September 30, 1997...................................... $ 35       $ 22
   December 31, 1997....................................... $ 37 3/4   $ 30 3/4

  The Company has maintained a quarterly dividend rate of $0.15 per share throughout 1997 and 1998. The Company anticipates it will continue its policy of paying regular quarterly cash dividends which, on an annual basis will aggregate $0.60 per share. The payment of cash dividends in the future will be dependent upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors considered relevant by the Board of Directors.

  The Company's credit facility imposes limits ("Restricted Payments") on the payment or declaration of dividend, as well as any other distribution, liquidation, purchase or other acquisition of the Company's stock by it or any subsidiary. At December 31, 1998, the amount available for Restricted Payments was approximately $20.5 million.

  On February 2, 1999, the Company's Board of Directors authorized a 2-for-1 split of its common stock payable March 22, 1999, in the form of a 100% stock dividend, for shareholders of record on February 22, 1999.

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

                                       Years Ended December 31,
                             ------------------------------------------------
                               1998      1997      1996      1995      1994
                             --------  --------  --------  --------  --------
                               ($ in thousands, except per share data)
Operations for the Year:
Sales....................... $495,268  $490,824  $471,488  $508,113  $416,148
Cost of Goods Sold..........  392,956   401,590   399,187   428,707   335,303
Selling and Administration..   67,756    62,751    53,336    51,297    46,758
Research and Development....    9,253     5,568     6,241     5,016     5,364
Other Charges (1)...........      --        --     10,500     2,000       --
                             --------  --------  --------  --------  --------
Operating Income............   25,303    20,915     2,224    21,093    28,723
Interest Expense............    3,275     3,735     9,256     9,276     8,638
Other Income, Net...........    2,711     1,776       663       807     1,743
Non-recurring Income........    2,920       --        --        --        --
                             --------  --------  --------  --------  --------
Income (Loss) Before Taxes..   27,659    18,956    (6,369)   12,624    21,828
Income Tax Provision........   11,396     8,331     1,533     6,963     9,805
                             --------  --------  --------  --------  --------
Net Income (Loss)........... $ 16,263  $ 10,625  $ (7,902) $  5,661  $ 12,023
                             ========  ========  ========  ========  ========
Financial Position at Year-
 End:
Property Plant and
 Equipment, Net............. $118,906  $ 98,660  $105,023  $114,473  $114,113
Total Assets................  471,335   296,291   373,743   380,979   364,175
Capitalization:
  Short-Term Borrowing......   10,800    24,100       --        --        --
  Long-Term Debt............  160,000       --    145,000   125,000   125,000
  Shareholders' Equity......  165,483   152,801   145,134   158,535   131,113
                             --------  --------  --------  --------  --------
Total Capitalization........ $336,283  $176,901  $290,134  $283,535  $256,113
                             ========  ========  ========  ========  ========
Total Debt to Total
 Capitalization.............     50.8%     13.6%     50.0%     44.1%     48.8%
Other Operating Data:
Depreciation................ $ 16,862  $ 16,731  $ 17,211  $ 16,633  $ 16,955
Capital Expenditures........   17,894    10,641    13,273    19,191    17,821
Per Share Data:
Net Income (Loss) Per Share
 (2)(3)(4):
  Basic..................... $   3.17  $   2.05  $  (1.51) $   1.08  $   2.30
  Diluted................... $   3.02  $   2.01  $  (1.51) $   1.08  $   2.30
  Cash Dividends Per Share.. $   0.60  $   0.60  $    --   $    --   $    --

--------
(1) Other charges include a charge for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility ($6.0 million in 1996 and $2.0 million in 1995) and a $4.5 million charge in 1996 related to a trial court ruling involving a contract dispute with the Belgium Ministry of Defense related to a 1985 sale of artillery ammunition.
(2) The calculation of net income per share for all periods prior to 1997 is presented on a pro forma basis assuming that all 5,220,276 shares of Common Stock outstanding immediately after the Distribution were outstanding for all periods prior to the Distribution.
(3) The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.
(4) In February 1999, the Company's Board of Directors declared a two-for-one stock split payable on March 22, 1999 to shareholders of record on February 22, 1999. Pro forma basic and diluted per share amounts, respectively, reflecting this split are as follow; 1998: $1.58 and $1.51, respectively; 1997: $1.03 and $1.00, respectively; 1996: $(0.76) both; 1995: $0.54 both; 1994: $1.15 both.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations covers the Company's years ended December 31, 1998 and 1997 as well as periods prior to 1997 when the Company operated as the Ordnance and Aerospace Divisions of Olin, but has been prepared as if the Company were a separate entity for all periods discussed.

Results of Operations

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's consolidated Statements of Operations for the three years ending December 31, 1998, 1997 and 1996.

                                                                 1998 1997 1996
                                                                 ---- ---- -----
Sales:
  Large caliber ammunition......................................  32%  29%  35 %
  Medium caliber ammunition.....................................  15%  19%  18 %
  BALL POWDER(R) Propellant.....................................   9%  10%  10 %
  Electronic products...........................................  14%  10%   7 %
  Space products................................................   8%   9%   7 %
  Other products and services...................................  22%  23%  23 %
                                                                 ---- ---- -----
                                                                 100% 100% 100 %
Cost of goods sold..............................................  79%  82%  85 %
                                                                 ---- ---- -----
Gross profit....................................................  21%  18%  15 %
Selling and administration expense..............................  14%  13%  11 %
Research and development expense................................   2%   1%   1 %
Other charges...................................................  --   --    2 %
                                                                 ---- ---- -----
Operating income................................................   5%   4%   1 %
Interest expense................................................   1%   1%   2 %
Other income, net...............................................   1%   1%  --
Non-recurring income............................................   1%  --   --
                                                                 ---- ---- -----
Income (loss) before income taxes...............................   6%   4%  (1)%
Income tax provision............................................   3%   2%   1 %
                                                                 ---- ---- -----
Net income (loss)...............................................   3%   2%  (2)%
                                                                 ==== ==== =====

Year ended December 31, 1998 compared to 1997

  The Company's sales of $495.3 million during 1998 increased by $4.5 million, or 1% compared to 1997. The 1998 sales increase includes higher Ordnance and Tactical Systems Division sales which were $360.7 million in 1998 compared to $358.9 million in 1997. This increase reflects higher sales of large caliber ammunition, steel pipe joints and the inclusion of $12.0 million of sales associated with the CMS Group which was acquired in November of 1998. Ordnance and Tactical Systems sales increases were offset by declines in the sales of medium caliber ammunition which benefited in 1997 from a catch-up in production resulting from delays in 1996. Aerospace and Electronics Division sales increased to $134.6 million in 1998 as compared to $131.9 million in 1997. Aerospace and Electronics Division electronic products sales reflect a 36% increase in the sales of EmPower(TM) airline passenger seat power supply systems and solid systems sales reflect a 21% increase resulting from munitions dispensing devices used on two missile systems. These increases more than offset the decline in sales associated with the high-power pulsed energy device product line that was sold in April 1998 and the decline in space systems sales.

  Gross margin as a percentage of sales increased to 21% in 1998 from 18% in 1997. Margins on large caliber ammunition increased 11% during 1998 due to improved operations. Margins on electronic products increased 45% during 1998 due to improved performance and a more favorable product mix. Margins also improved in 1998 due to the absence of cost overruns, which were experienced in 1997 on ammunition demilitarization and high-power pulsed energy contracts.

  Selling and administrative expenses as a percentage of sales increased to 14% from 13% in 1997. The increase reflects the combination of higher bid and proposal costs, which increased 43% over the 1997 level, and higher management incentive expense associated with improvements in the Company's operating performance. Research and development costs increased 66% from 1997 due to new product initiatives in the space and electronics businesses.

  Non-operating income and expense for 1998 include a pre-tax gain of $0.8 million recognized on the sale of the Company's high-power pulsed energy device product line and a pre-tax charge of $0.8 million associated with a settlement regarding costs for environmental remediation at a former manufacturing site.

  During 1998, the Company was awarded, net of expenses, $4.2 million in a binding arbitration concerning a breach of contract. The award was based on the defendant's ceasing and failing to complete payments on the production of certain components used in automobile airbags. $1.3 million of the award represents payments due under the contract and was included in 1998 operating income. The balance of $2.9 million represents future payments which have been recognized as 1998 non-recurring income.

  Interest expense during 1998 decreased 12% from 1997. This reduction reflects lower average outstanding debt balances during 1998 as compared to 1997. The average debt outstanding during 1998 was $47 million with an average effective interest rate of 6.9% compared to average debt outstanding during 1997 of $54 million with an average effective interest rate of 6.9%.

  Income tax expense of $11.4 million and $8.3 million was recorded in 1998 and 1997, respectively, on pre-tax income of $27.7 million in 1998 and $19.0 million in 1997. The Company's 1998 and 1997 effective tax rate of 41.2% and 43.9%, respectively, differ from statutory rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

Year ended December 31, 1997 compared to 1996

  The Company's sales of $490.0 million in 1997 increased by $19.3 million, or 4% compared to 1996. The 1997 sales increase is primarily due to higher shipments of medium caliber ammunition, artillery propelling charges, Ball Powder(R) propellant, steel pipe joints, and space and electronics products. These increases offset lower sales of international tank ammunition, solid propellant products, and electromagnetic systems. Increases in medium caliber ammunition sales reflect the correction of production problems that delayed shipments in 1996. The increases in artillery propelling charge sales reflect activity on a contract received in early 1997, for which there was no comparable activity in 1996. Ball Powder(R) propellant sales increased 8% over the 1996 depressed levels, principally due to improved commercial sales. Space products sales increases reflect higher shipments associated with the commercial satellite market. Electronics sales increases resulted from the introduction of the Company's EmPower(TM) airline passenger seat power supply.

  Gross margin as a percentage of sales increased to 18% in 1997 from 15% in 1996. The gross margin percentage on medium caliber ammunition increased by approximately 181% and reflects the improved delivery and cost performance for those products. Margin improvements also benefited from a product mix which included sales of artillery propelling charges and higher space, electronics, and Ball Powder(R) propellant sales. These higher margin sales offset unfavorable performance that resulted in cost overruns during 1997 on ammunition de-militarization and high-powered pulsed energy contracts.

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

  Interest expense decreased 60% from the 1996 level. This reduction reflects the application of the Company's cash flow to debt reduction and lower interest rates on outstanding debt. The 1996 financial statements reflected $125 million of debt outstanding for the entire year with an average effective interest rate of 7.4%. The average debt outstanding during 1997 was $54 million with an average effective interest rate of 6.9%.

  Income tax expense of $8.3 million and $1.5 million was recorded in 1997 and 1996, respectively, on pre-tax income of $19.0 million in 1997 and a pre-tax loss of $6.4 million in 1996. The Company's 1997 effective tax rate of 43.9% is higher than statutory rates due principally to goodwill amortization, which is non-deductible.

U.S. Government Sales

  U.S. Government sales amounted to $330.8 million in 1998, $322.6 million in 1997 and $368.3 million in 1996. See "Item 1. Business--U.S. Government Contracts and Regulations." Approximately 86%, 88% and 75%, respectively, of total 1998, 1997 and 1996 U.S. Government sales were to the United States Department of Defense ("DoD") or agencies thereof. Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Company in future years, including its income, liquidity, capital resources, and financial condition. The precise impact of these decisions will depend upon their timing and the size of changes and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual DoD budget, the historical financial information of the Company may not be indicative of future performance and the viability of certain facilities and equipment may also be impacted. DoD sales activities are historically stronger in the latter part of the year because the timing of the recognition of the DoD ammunition sales tends to reflect the procurement cycle utilized by the U.S. Army.

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

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $1.8 million and $1.2 million at December 31, 1998 and 1997, respectively, which are classified as other non-current liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Service Costs

  From the time of the Distribution to December 31, 1997, the Company obtained certain services from Olin, such as payroll and benefits administration, mainframe computing services, and telecommunications support. Olin was reimbursed by the Company at rates comparable to the pre-Distribution inter-company charges. The cost of these services for 1997 was approximately $1.4 million. During 1998, the Company obtained these services on its own, at costs which approximate the rates charged by Olin.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (The "Statement"), Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Liquidity and Capital Resources

  As a result of the Distribution, the Company assumed all obligations for a revolving credit agreement ("RCA") entered into December 23, 1996, by Olin, under the terms of which participating banks have committed a maximum of $160.0 million to the Company for cash borrowings and letters of credit. The RCA expires on December 31, 2001. The Company pays interest under the RCA on outstanding borrowings at the Company's choice of various floating rate options and is required to pay a facility fee ranging from 0.125% to 0.3125% of the borrowing commitment. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160.0 million. Outstanding borrowings under the RCA at December 31, 1998 were $100.0 million with a weighted average note interest rate of 5.7%. Outstanding borrowings under short-term lines of credit at December 31, 1998 were $10.8 million with a weighted average note interest rate of 5.9%. Interest paid in 1998 and 1997 was $2.0 million and $3.6 million, respectively.

  In December 1998, the Company issued 7.5% Senior Notes (the "Term Notes") in the amount of $60.0 million. Interest on the Term Notes is payable semiannually. Scheduled principal repayments on the Term Notes are $5.0 million annually commencing in 2000 with the remaining principal balance due in December 2008.

  The RCA and Term Notes both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum tangible net worth requirements. The RCA also contains limitations on amounts available to pay dividends or repurchase Company stock ("Restricted Payments"). At December 31, 1998, the amount available for Restricted Payments was $20.5 million. Under the terms of these financial covenants the Company had up to an additional $23.0 million available for borrowings at December 31, 1998.

  During December 1998, the Company entered into hedging transactions, in the form of interest rate swap agreements, to protect against increases in market interest rates on long-term borrowings under the RCA. The notional principal subject to interest rate swap agreements at December 31, 1998 was $40.0 million on which the Company was receiving a weighted-average variable interest rate of 5.2% and paying a weighted average fixed rate of 4.8%. The resulting reduction in interest expense for 1998 was not significant.

  For the year ended December 31, 1998, net cash used by operations totaled $5.7 million compared to cash provided by operations in 1997 of $116.3. During 1997, the Company experienced working capital reductions associated with receipt of contract advances and the correction of delivery delays experienced in 1996. These contract advances require the achievement of certain performance milestones which accelerate contract payments in exchange for reduced selling prices. During 1998, the favorable impact of these contract advances were reduced due to a reduction in the value of contracts providing for accelerated payments and an increase in the value of contracts with less favorable payment terms. This change in the mix of contract payment terms resulted in a usage of cash of approximately $16.1 million during 1998. During the fourth quarter, the Company also experienced working capital investment in accounts receivable and inventories due to delays in the shipment of medium caliber ammunition and the start-up of an artillery propelling charge contract. The combined impact of changing levels of contract advances and working capital investment caused operating cash flow in 1997 to be greater than, and in 1998 to be less than, the cash flows that ordinarily would have been realized.

  Capital expenditures for property, plant and equipment in 1998 increased 68% from 1997 due to higher planned spending.

  In 1998, the Company received $10.0 million from the sale of assets related to its high-powered pulsed energy device product line.

  In November 1998, the Company acquired all of the issued and outstanding stock of CMS, Inc. and Defense Research Incorporated (the "CMS" Group") for $124.8 million, including $1.8 million of transaction costs.

  In August 1998, the Board of Directors of the Company authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During 1998, the Company purchased and retired 56,400 shares of common stock at an aggregate cost of approximately $2.1 million.

  Cash dividends paid during 1998 and 1997 totaled approximately $3.1 million.

  The net cash usage from operating activities, after capital spending, stock repurchases, dividends, acquisitions and divestitures totaled $143.5 million in 1998 which was funded by increases in debt. During 1997, the Company generated net cash from operating activities of $100.9 million after capital spending, stock repurchases and dividends, which was used to reduce debt.

  Subject to the risk factors identified in the "Forward-Looking Statements" section set forth below and based upon the availability under the RCA and the Company's projected cash flow from operations, management believes that the Company's capital resources are adequate to meet its foreseeable business needs.

Effect of Inflation

  Because of the relatively low level of inflation experienced in the United States, inflation did not have a material adverse effect on the sales or operating results of the Company during the three most recent fiscal years.

Impact of Year 2000

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

  The Company's processes for evaluating and managing the risks and costs associated with this potential problem are being managed by a team of internal staff and outside consultants. The Company's financial and operational systems are being identified and assessed for Year 2000 compliance, and efforts to modify existing software or convert to new compliant software are underway. The Company believes the identification and assessment phase of this process is substantially complete.

  The Company employs a number of information technology systems in its operations, including, without limitation, computer networking systems, financial systems and other similar systems. A number of these systems have been recently implemented by the Company and these recently implemented systems are believed to be Year 2000 compliant. The Company's assessment has indicated that some of the Company's financial systems could be affected by the Year 2000 problems and accordingly, the Company has begun a process of either modifying or converting these systems to make them Year 2000 compliant. The Company believes that the modification or conversion of these financial systems will be substantially completed by mid 1999.

  The Company also employs electronic equipment containing software and embedded chips in its production and manufacturing systems. The Company's assessment has indicated that this electronic equipment is not likely to be susceptible to a material system failure resulting from Year 2000 problems. Selective equipment upgrades are currently being implemented where warranted and the Company believes that it can complete necessary modifications and conversions without a material impact on the Company.

  The Company has completed an assessment of Year 2000 issues associated with major products that the Company has sold and believes that the Company has no material exposure related to Year 2000 problems for products it has sold.

  The Company has initiated communications with significant vendors, customers and other third party service providers to evaluate whether they are making adequate efforts to achieve Year 2000 compliance. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring that third parties will be Year 2000 ready, and the effect of non-compliance by third parties is not determinable by the Company. The Company has material relationships with the U.S. Government. Year 2000 non-compliance by the U.S. Government, such as the inability to process payments to the Company, could have a material impact on the Company.

  The Company will continue to evaluate the status of its Year 2000 compliance to determine whether a contingency plan is necessary, but no such contingency plan has yet been adopted by the Company. The Company has not yet determined what the nature and timing of any such contingency plan would be.

  The total cost of the Company's internal Year 2000 project is presently estimated to be less than $1.0 million, which includes the purchase of new software and equipment which will be capitalized.

  The cost of the Company becoming Year 2000 compliant and the timing in which the Company believes it will complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Year 2000 issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area, and the extent to which the Company might be adversely impacted by vendors, customers and other third party service provider's failure to remediate their own Year 2000 issues.

Forward Looking Statements

  All statements other than statements of historical facts in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near-term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statement. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for commercial powder; international business opportunities; ammunition lot acceptance; timing of contract funding and continued receipt of performance-based payments under tank ammunition contracts; changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending or redirection of Department of Defense program funding; production and pricing levels of important raw materials, lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relations issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; unforeseen difficulties associated with the integration of acquired businesses; and costs and effects of legal and administrative cases, proceedings, settlements and investigations involving the Company.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

  The Company manages its exposures to changes in foreign currency exchange rates on certain firm sales commitments and anticipated, but not yet committed sales, by entering into foreign currency forward contracts and foreign currency option contracts, respectively. The Company also is exposed to changes in interest rates, primarily from its long-term revolving credit agreement, and uses interest rate swap agreements to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. The Company's risk management objective in entering into such contracts and agreements is only to reduce its exposure to the effects of foreign currency exchange rate movements and interest rate fluctuations and not for speculative investment. At December 31, 1998 the fair market values of market risk sensitive instruments or potential for near-term losses of earnings or cash flows for such instruments was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report--Ernst & Young LLP...........................   25
Independent Auditors' Report--KPMG LLP....................................   26
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.   27
Consolidated Statements of Operations, Years Ended December 31, 1998, 1997
 and 1996.................................................................   28
Consolidated Statements of Shareholders' Equity, Years Ended December 31,
 1998, 1997 and 1996......................................................   29
Consolidated Statements of Cash Flow, Years Ended December 31, 1998, 1997
 and 1996.................................................................   30
Notes to Consolidated Financial Statements................................   31

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
 Primex Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Primex Technologies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primex Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Tampa, Florida
February 1, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
 Primex Technologies, Inc.:

  We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Primex Technologies, Inc. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Primex Technologies, Inc. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Tampa, Florida
February 13, 1997

                           PRIMEX TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          Assets
Current Assets:
  Cash..................................................... $  3,193  $    --
  Receivables..............................................  131,390    94,657
  Inventories, Net.........................................   67,085    35,157
  Other Current Assets.....................................    8,449     7,263
                                                            --------  --------
    Total Current Assets...................................  210,117   137,077
Property, Plant and Equipment, Net.........................  118,906    98,660
Goodwill, Net..............................................  117,617    44,821
Other Assets...............................................   24,695    15,733
                                                            --------  --------
    Total Assets........................................... $471,335  $296,291
                                                            ========  ========
           Liabilities and Shareholders' Equity
Current Liabilities:
  Short-Term Borrowing..................................... $ 10,800  $ 24,100
  Accounts Payable.........................................   40,624    28,894
  Contract Advances........................................   18,922    35,070
  Accrued Liabilities......................................   42,797    32,522
                                                            --------  --------
    Total Current Liabilities..............................  113,143   120,586
Long-Term Debt.............................................  160,000       --
Other Liabilities..........................................   32,709    22,904
                                                            --------  --------
    Total Liabilities......................................  305,852   143,490
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, $1.00 par value; 60,000,000 shares
   authorized; 5,081,976 and
   5,137,637 shares issued and outstanding in 1998 and
   1997, respectively......................................    5,082     5,138
  Additional Paid-in Capital...............................  142,500   144,510
  Retained Earnings........................................   20,301     7,322
  Unamortized Value of Restricted Stock Grants.............   (2,099)   (4,145)
  Accumulated Other Comprehensive Income...................     (301)      (24)
                                                            --------  --------
    Total Shareholders' Equity.............................  165,483   152,801
                                                            --------  --------
    Total Liabilities and Shareholders' Equity............. $471,335  $296,291
                                                            ========  ========


          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)

                                                    Years Ended December 31,
                                                   --------------------------
                                                     1998     1997     1996
                                                   -------- -------- --------
Sales............................................. $495,268 $490,824 $471,488
Operating Expenses:
  Cost of Goods Sold..............................  392,956  401,590  399,187
  Selling and Administration......................   67,756   62,751   53,336
  Research and Development........................    9,253    5,568    6,241
  Other Charges...................................      --       --    10,500
                                                   -------- -------- --------
Operating Income..................................   25,303   20,915    2,224
Interest Expense..................................    3,275    3,735    9,256
Other Income, Net.................................    2,711    1,776      663
Non-Recurring Income..............................    2,920      --       --
                                                   -------- -------- --------
Income (Loss) Before Taxes........................   27,659   18,956   (6,369)
Income Tax Provision..............................   11,396    8,331    1,533
                                                   -------- -------- --------
Net Income (Loss)................................. $ 16,263 $ 10,625 $ (7,902)
                                                   ======== ======== ========
Net Income (Loss) Per Share (1996 Unaudited Pro
 forma Information):
  Basic........................................... $   3.17 $   2.05 $  (1.51)
                                                   ======== ======== ========
  Diluted......................................... $   3.02 $   2.01 $  (1.51)
                                                   ======== ======== ========



          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ in thousands)

                            Common Stock
                          -----------------
                                                                               Accumulated
                                                                  Unamortized     Other     Equity in
                                             Additional             Value of     Compre-     Earnings       Total
                                              Paid-in   Retained   Restricted    hensive     Prior to   Shareholders'
                           Shares    Amount   Capital   Earnings  Stock Grants   Income    Distribution    Equity
                          ---------  ------  ---------- --------  ------------ ----------- ------------ -------------
Balance December 31,
 1995...................                                                                     $158,535     $158,535
Net Intercompany
 Activity with Olin.....                                                                       (5,499)      (5,499)
Net Loss................                                                                       (7,902)      (7,902)
Capitalization of
 Divisional Equity......  5,220,276  $5,220   $139,914      --          --          --       (145,134)         --
                          ---------  ------   --------  -------     -------       -----      --------     --------
Balance December 31,
 1996...................  5,220,276   5,220    139,914      --          --          --            --       145,134
Grant of 344,000
 Restricted Stock
 Units..................        --      --       6,128      --       (6,128)        --            --           --
Amortization of
 Restricted Stock Grant.        --      --         --       --        1,983         --            --         1,983
Dividends Paid..........        --      --         --    (3,098)        --          --            --        (3,098)
Dividends on Stock
 Compensation...........        --      --         --      (205)        --          --            --          (205)
Issuance of Stock Under
 Directors Stock Plan...      2,807       3         49      --          --          --            --            52
Purchase of Common
 Stock..................    (85,446)    (85)    (1,581)     --          --          --            --        (1,666)
Translation Adjustments.        --      --         --       --          --          (24)          --           (24)
Net Income..............        --      --         --    10,625         --          --            --        10,625
                          ---------  ------   --------  -------     -------       -----      --------     --------
Balance December 31,
 1997...................  5,137,637   5,138    144,510    7,322      (4,145)        (24)          --       152,801
Grant of 2,000
 Restricted Stock Units.        --      --          95      --          (95)        --            --           --
Forfeiture of Restricted
 Stock Units............        --      --         (89)     --           51         --            --           (38)
Amortization of
 Restricted Stock Grant.        --      --         --       --        2,090         --            --         2,090
Dividends Paid..........        --      --         --    (3,078)        --          --            --        (3,078)
Dividends on Stock
 Compensation...........        --      --         --      (206)        --          --            --          (206)
Issuance of Stock Under
 Directors Stock Plan...        739     --          25      --          --          --            --            25
Purchases of Common
 Stock..................    (56,400)    (56)    (2,041)     --          --          --            --        (2,097)
Translation Adjustments.        --      --         --       --          --            4           --             4
Minimum Pension
 Liability Adjustment...        --      --         --       --          --         (281)          --          (281)
Net Income..............        --      --         --    16,263         --          --            --        16,263
                          ---------  ------   --------  -------     -------       -----      --------     --------
Balance December 31,
 1998...................  5,081,976  $5,082   $142,500  $20,301     $(2,099)      $(301)     $    --      $165,483
                          =========  ======   ========  =======     =======       =====      ========     ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ in thousands)

                                                 Years Ended December 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  --------
Operating Activities
Net Income (Loss)............................. $  16,263  $  10,625  $ (7,902)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided (Used) by Operating
 Activities:
Depreciation..................................    16,862     16,731    17,211
Amortization of Intangibles...................     3,180      2,977     2,954
Deferred Taxes................................    (2,590)    (2,863)   (3,805)
Stock Compensation............................     1,869      2,035       --
Other.........................................       (91)        43       947
Changes in Operating Assets and Liabilities:
  Receivables.................................   (29,993)    29,001    29,418
  Inventories.................................    (9,941)    22,084    (7,478)
  Other Current Assets........................      (336)      (431)      659
  Other Assets................................    (6,348)    (1,552)   (7,737)
  Accounts Payable............................    10,720     (1,253)  (12,634)
  Contract Advances...........................   (16,148)    35,070       --
  Accrued Liabilities.........................     1,261      3,649     5,161
  Other Liabilities...........................     9,610        189    (2,472)
                                               ---------  ---------  --------
  Net Operating Activities....................    (5,682)   116,305    14,322
                                               ---------  ---------  --------
Investing Activities
Expenditures for Property, Plant and
 Equipment....................................   (17,894)   (10,641)  (13,273)
Proceeds from Disposition of Property, Plant
 and Equipment................................        73        --      4,565
Cash Paid for Purchase of Business............  (124,829)       --        --
Proceeds from Sale of Business................    10,000        --        --
Other Investing Activities....................       --         --       (195)
                                               ---------  ---------  --------
  Net Investing Activities....................  (132,650)   (10,641)   (8,903)
                                               ---------  ---------  --------
Financing Activities
Net Short-Term Borrowing (Repayment)..........   (13,300)    24,100       --
Net Revolving Credit Agreement Borrowing
 (Repayment)..................................   100,000   (145,000)   20,000
Proceeds from Issuance of Term Notes..........    60,000        --        --
Net Transfers to Olin.........................       --         --     (5,419)
Repurchase of Common Shares...................    (2,097)    (1,666)      --
Dividends Paid................................    (3,078)    (3,098)      --
                                               ---------  ---------  --------
  Net Financing Activities....................   141,525   (125,664)   14,581
                                               ---------  ---------  --------
Net Increase (Decrease) in Cash...............     3,193    (20,000)   20,000
Cash, Beginning of Year.......................       --      20,000       --
                                               ---------  ---------  --------
Cash, End of Year............................. $   3,193  $     --   $ 20,000
                                               =========  =========  ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands, except per share data)

Formation of Primex Technologies, Inc. and Description of Business

  Primex Technologies, Inc. (the "Company") was organized in May 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders consisting of all of the outstanding shares of the Company's common stock. Regular way trading in the Common Stock commenced on The Nasdaq Stock Market(R) on January 7, 1997. Prior to December 31, 1996, the Company was a wholly owned subsidiary of Olin.

  The Company is an ordnance and aerospace contractor providing systems management and manufacturing services. The Company's operations are organized into two segments that correspond to its primary products and services.

  The Ordnance and Tactical Systems Division ("Ordnance") produces large and medium caliber ammunition for aircraft, artillery, tanks and warships; Ball Powder(R) propellant for sporting, military and commercial applications; precision metal assemblies for use in missiles and rockets; and propulsion systems for large caliber gun systems. Ordnance also provides load, assembly and pack services for a variety of missile and rocket programs. Ordnance's primary customers are the U.S. Department of Defense and other U.S. Government research and development agencies/laboratories, allied U.S. Governments and sporting ammunition manufacturers.

  The Aerospace and Electronics Division's ("Aerospace") products include rocket engines, advanced electric propulsion systems, aerospace electronic products, and solid propellant products, including munitions dispensing systems. Primary Aerospace customers are satellite, aircraft and missile contractors and airlines; other defense/aerospace subsystems and systems contractors; NASA and other U.S. Government research and development agencies/laboratories.

Basis of Presentation and Significant Accounting Policies

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions between entities included in these financial statements have been eliminated.

  The accompanying consolidated financial statements, prior to the Distribution, include the combined operations of Olin's former Ordnance and Aerospace Divisions and have been prepared as if the Company had operated as a separate stand-alone entity and include only those assets and liabilities transferred to the Company, and revenues and expenses attributable to the Company's operations. An assessment of corporate overhead is included in selling and administration expenses with the allocation based on either effort committed or number of employees. Management believes that the allocation method used to allocate the costs and expenses was reasonable. However, such allocated amounts may not be indicative of what selling and administration expenses would have been if the Company operated independently of Olin.

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           PRIMEX TECHNOLOGIES, INC.

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

  Approximately 21% and 38% of 1998 and 1997 consolidated total inventories, respectively, are valued by the dollar value last-in, first-out (LIFO) method of inventory accounting.

  Pursuant to contract provisions, agencies of the U.S. Government and other customers have title to, or a security interest in, certain inventories as a result of progress payments and advances.

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

 Goodwill

  Goodwill, the excess of the purchase price of acquired businesses over the fair value of their respective net assets, is amortized on a straight-line basis over periods ranging from thirty to forty years. Accumulated amortization was $25,732 and $22,994 at December 31, 1998 and 1997 respectively. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company assesses the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its carrying cost. An impairment, if necessary, would be recorded based on the estimated fair value or a cash flow measure.

                           PRIMEX TECHNOLOGIES, INC.

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

 Income Taxes

  The Company accounts for income taxes under the liability method. Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to the Distribution, the Company's operations were included in the U.S. federal consolidated tax returns of Olin. The provision for income taxes included the Company's allocated share of Olin's consolidated income tax provision and was calculated on a separate Company basis.

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

 Foreign Currency Translation

  Adjustments resulting from translating foreign functional currency financial statements of a foreign subsidiary into U.S. dollars are included as a component of other comprehensive income.

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

  The Company uses interest rate swap agreements to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The fair value of the swap agreements are not recognized in the financial statements. Neither the Company nor the counterparties,

                           PRIMEX TECHNOLOGIES, INC.

which are prominent financial institutions, are required to collateralize their respective obligations under these swaps. The Company does not believe that any reasonable likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flow of the Company.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (the "Statement"), Accounting of Derivative Instruments and Hedging Activities. The Company expects to adopt the new statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

Acquisitions

  On November 6, 1998, the Company acquired all of the issued and outstanding stock of CMS, Inc. and Defense Research Incorporated (the "CMS Group") for $124,829 ($123,000 in cash and $1,829 of acquisition related costs). The operations of the CMS Group are included in the consolidated statement of operations from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired (goodwill), of $75,647, is being amortized on a straight-line basis over forty years. The allocation of the purchase price for the CMS Group acquisition is tentative pending completion of a facilities consolidation review, assessment of the underlying value, if any, of certain identifiable intangible assets, and the assessment of acquired tax net operating losses utilization.

  The pro forma results of operations for the years ended December 31, 1998 and 1997, assumes the purchase of the CMS Group had been consummated as of January 1, 1997. The pro forma results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects and is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

  Pro Forma Operating Results (Unaudited):

                                                                 1998     1997
                                                               -------- --------
     Sales...................................................  $568,351 $570,337
     Net income..............................................  $ 15,510 $  8,882
     Net income per share:
       Basic.................................................  $   3.02 $   1.72
       Diluted...............................................  $   2.88 $   1.68

Dispositions

  On April 15, 1998, the Company sold substantially all of the assets related to its high-power pulsed energy device product line for $10,000 in cash. A gain on this sale of approximately $800 was included in other income. Sales of products and services in this product line were $3,698 in 1998 prior to the sale and $16,833 for the year ending December 31, 1997.

                           PRIMEX TECHNOLOGIES, INC.

Receivables

                                                                1998     1997
                                                              --------  -------
     Receivables, consist of the following:
       Contract receivables:
         Billed receivables.................................. $ 69,292  $46,369
         Unbilled receivables................................   61,533   46,823
       Trade and other receivables...........................      943    1,475
       Allowance for doubtful accounts.......................     (378)     (10)
                                                              --------  -------
       Total receivables..................................... $131,390  $94,657
                                                              ========  =======

  Unbilled receivables represent the balance of recoverable costs and accrued profit comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not billable as of the balance sheet date under the contractual terms. Billed and unbilled contract receivables, respectively, include amounts related to Government contracts of $46,082 and $42,906 in 1998, and $18,664 and $25,678 in 1997.

Inventories

                                                                 1998    1997
                                                                ------- -------
     Inventories consist of the following:
       Raw materials and work-in-progress...................... $65,909 $34,832
       Finished goods..........................................   8,805   8,232
                                                                ------- -------
       Total inventories.......................................  74,714  43,064
       Less revaluation to LIFO................................   7,629   7,907
                                                                ------- -------
       Inventories, net........................................ $67,085 $35,157
                                                                ======= =======

  Inventory balances at December 31, 1998 and 1997 are net of reductions for progress payments in the amount of $282 and $9,657, respectively.

  During 1998 and 1997, contract inventory quantities valued at LIFO were reduced resulting in a LIFO liquidation, the effect of which decreased cost of sales by approximately $278 and $1,616, respectively.

Property, Plant and Equipment

                                                                1998     1997
                                                              -------- --------
     Land and improvements to land........................... $ 16,817 $ 14,913
     Building and building equipment.........................   49,868   41,526
     Machinery and equipment.................................  186,920  170,601
     Leasehold improvements..................................   19,844   20,238
     Construction-in-progress................................   14,191   12,911
                                                              -------- --------
     Total property, plant & equipment.......................  287,640  260,189
     Less accumulated depreciation...........................  168,734  161,529
                                                              -------- --------
     Plant, property & equipment, net........................ $118,906 $ 98,660
                                                              ======== ========

                           PRIMEX TECHNOLOGIES, INC.

Credit Agreements and Long Term Debt

  As a result of the Distribution, the Company assumed all obligations for a revolving credit agreement ("RCA") entered into on December 23, 1996, by Olin, under the terms of which participating banks have committed a maximum of $160,000 to the Company for cash borrowings and letters of credit. The RCA expires on December 31, 2001. The Company pays interest under the RCA on outstanding borrowings at the Company's choice of various floating rate options and is required to pay a facility fee ranging from 0.125% to 0.3125% of the borrowing commitment. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160,000. Outstanding borrowings under the RCA at December 31, 1998 were $100,000 with a weighted average note interest rate of 5.7%. Outstanding borrowings under short-term lines of credit at December 31, 1998 were $10,800 with a weighted average note interest rate of 5.9%. RCA interest paid in 1998, 1997 and 1996 was $2,008, $3,585 and $9,256, respectively.

  In December 1998, the Company issued 7.5% Senior Notes (the "Term Notes") in the amount of $60,000. Interest on the Term Notes is payable semiannually. Scheduled principal repayments on the Term Notes are $5,000 annually commencing in 2000 with the remaining principal balance due in December 2008.

  The RCA and Term Notes both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest taxes, depreciation and amortization and contain certain minimum tangible net worth requirements. The RCA also contains limitations on amounts available to pay dividends or repurchase Company stock ("Restricted Payments"). At December 31, 1998, the amount available for Restricted Payments was $20,506. Under the terms of these financial covenants, the Company had up to an additional $23,000 available for borrowings at December 31, 1998.

  During December 1998, the Company entered into hedging transactions, in the form of interest rate swap agreements, to protect against increases in market interest rates on long-term borrowings under the RCA. The notional principal subject to interest rate swap agreements at December 31, 1998 was $40,000 on which the Company was receiving a weighted-average variable interest rate of 5.2% and paying a weighted-average fixed rate of 4.8%. The resulting reduction in interest expense for 1998 was not significant.

Non-Recurring Items

  During 1998, the Company received an arbitration award in the amount, net of expenses, of $4,189 as the result of a binding arbitration concerning a breach of contract of which $1,269 represents payments due under the contract which were included in operating income. The remaining $2,920 balance of the award represents future payments which have been recognized as non-recurring income.

  During 1996, the Company recorded a provision for the settlement of claims relating to a government investigation of certain testing irregularities at the Company's Marion, Illinois facility of $6,000 and a $4,500 provision relating to the Belgian contract dispute, both of which have been recognized as other charges. See note titled "Legal Proceedings" included herein.

                           PRIMEX TECHNOLOGIES, INC.

Accrued Liabilities

                                                                 1998    1997
                                                                ------- -------
     Accrued liabilities consist of the following:
       Accrued payroll and employee benefits................... $16,045 $17,266
       Contract liabilities....................................  22,510  13,982
       Other...................................................   4,242   1,274
                                                                ------- -------
       Total accrued liabilities............................... $42,797 $32,522
                                                                ======= =======

  Contract liabilities are principally reserves for anticipated losses on certain incomplete contracts, reserves for contract adjustments and estimated costs to perform future contractual services in connection with completed contracts.

Income Taxes

    Components of Income Tax Expense (Benefit):

                                                    1998      1997      1996
                                                   -------   -------   -------
     Current:
       Federal...................................  $11,615   $ 9,528   $ 4,509
       State.....................................    2,371     1,666       829
     Deferred....................................   (2,590)   (2,863)   (3,805)
                                                   -------   -------   -------
     Income tax expense..........................  $11,396   $ 8,331   $ 1,533
                                                   =======   =======   =======
     Effective Tax Rate Reconciliation (percent):
                                                    1998      1997      1996
                                                   -------   -------   -------
     Statutory federal tax rate..................     35.0%     35.0%    (35.0)%
     State income taxes, net.....................      4.1%      4.4%      2.4%
     Goodwill....................................      3.6%      4.7%     14.1%
     Fines and penalties.........................      --        --       33.0%
     Supplemental pension........................     (2.0)%    (2.6)%     --
     Foreign sales corporation tax benefit.......     (2.5)%    (3.6)%     --
     Other, net..................................      3.0%      6.0%      9.6%
                                                   -------   -------   -------
     Effective tax rate..........................     41.2%     43.9%     24.1%
                                                   =======   =======   =======
     Components of Deferred Tax Assets and
      Liabilities:
                                                    1998      1997
                                                   -------   -------
     Deferred tax assets:
       Post-retirement benefits..................  $ 5,602   $ 5,084
       Accruals and reserves.....................   20,344    12,622
       Net operating loss carryforwards..........   11,500       --
       Other miscellaneous items.................    1,385     1,632
                                                   -------   -------
     Total deferred tax assets...................   38,831    19,338
     Deferred tax liabilities:
       Property, plant and equipment.............   10,125     9,725
       Deferred contract income..................    9,186     5,958
                                                   -------   -------
     Total deferred tax liability................   19,311    15,683
                                                   -------   -------
     Net deferred tax asset before valuation
      allowance..................................   19,520     3,655
     Valuation allowance.........................   (6,300)      --
                                                   -------   -------
     Net deferred tax asset......................  $13,220   $ 3,655
                                                   =======   =======

                           PRIMEX TECHNOLOGIES, INC.

  Included in other current assets at December 31, 1998 and 1997, respectively, are $6,436 and $5,706 of net current deferred tax assets.

  At December 31, 1998 the Company had net operating loss carryforwards ("NOLs") of approximately $29,606 for income tax purposes that expire from 2003 through 2009. The Company obtained the future benefit of these NOLs as a result of the 1998 acquisition of the CMS Group. Future utilization of these NOLs is subject to limitations. For financial reporting purposes, a valuation allowance of $6,300 has been recorded to offset the deferred tax asset related to the NOLs, which when realized will be applied to reduce goodwill related to the acquisition of the CMS Group.

  Income taxes paid in 1998 and 1997 were $12,831 and $12,117, respectively. Income taxes allocated for periods prior to 1997 were settled with Olin on a current basis.

Employee Benefit Plans

  Pension benefits for substantially all domestic employees are provided through the Company's sponsorship of a defined contribution plan (the "PRIME Plan"). The PRIME Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The PRIME Plan allows the Company to match participant contributions up to certain limits and to make age weighted profit sharing contributions for eligible participants. Total expense for PRIME Plan contributions in 1998 and 1997 was $6,341 and $6,244, respectively.

  Prior to the Distribution, substantially all domestic employees of the Company participated in one of several Olin defined benefit pension plans. The pension liability for active and retired employees participating in these Olin plans prior to the Distribution remained with Olin. Additionally, prior to the Distribution, Company employees participated in a defined contribution plan available to essentially all domestic Olin employees which provided a match of employee contributions. The total pension plan expense and matching contribution was $7,872 in 1996.

  Certain Company employees participate in a supplemental non-qualified pension plan (the "MSP Plan"). The Company's benefit obligation under the MSP Plan is secured by life insurance agreements on the lives of the participants. The Company owns the policies and pays the premiums. At December 31, 1998 and 1997 the discounted value of benefits payable under the MSP Plan, included in other liabilities, was $7,713 and $8,093, respectively, and the cash value of the life insurance policies, included in other assets, was $14,876 and $13,453, respectively. MSP Plan expenses during 1998 and 1997 were $1,250 and $1,280, respectively, which were offset by increases in insurance cash values and policy proceeds of $1,318 and $1,490, respectively.

  Prior to the Distribution, certain Company employees participated in supplemental non-qualified executive benefit plans for which the expenses were $1,036 in 1996. The liability for payment of benefits accrued under these plans prior to the Distribution remained with Olin.

  The Company has a defined benefit pension plan covering approximately 500 bargaining employees (the "Bargaining Employees Pension Plan"). The Bargaining Employees Pension Plan provides a flat rate benefit based on the employee's years of service. The Company's funding policy provides that payments to the pension trust shall be at least equal to the minimum funding required by applicable regulations.

  The Company provides certain post-retirement health care and life insurance benefits for eligible domestic employees (the "Post-Retirement Benefit Plan"). The Post-Retirement Benefit Plan is unfunded. On August 1, 1998, the Company amended the Post-Retirement Benefit Plan to limit eligibility to employees who were employed prior to that date. The liability for similar benefits under Olin plans for employees retired prior to the Distribution remained with Olin.

                           PRIMEX TECHNOLOGIES, INC.

  The status of the Bargaining Employees Pension Plan and Post-Retirement Benefit Plan at December 31, 1998 and 1997 is summarized below:

                                     Bargaining Employees    Post-Retirement
                                         Pension Plan          Benefit Plan
                                     ----------------------  -----------------
                                        1998        1997       1998     1997
                                     ----------  ----------  --------  -------
Change in benefit obligation:
Benefit obligation at beginning of
 year............................... $    1,709  $      --   $  9,642  $ 7,812
  Service cost......................        479         336       682      639
  Interest cost.....................        133          78       616      621
  Plan amendments...................        268         969       --       --
  Business Divestiture..............        --          --        262      --
  Actuarial losses/(gain)...........        (47)        328      (949)     668
  Benefits paid.....................         (9)         (2)     (212)     (98)
                                     ----------  ----------  --------  -------
Benefit obligation at end of year... $    2,533  $    1,709  $ 10,041  $ 9,642
                                     ==========  ==========  ========  =======
Change in plan assets:
Fair value of plan assets at
 beginning of year.................. $      --   $      --   $    --   $   --
  Actual return on plan assets......         13         --        --       --
  Company contributions.............        756           2       --       --
  Benefit paid......................         (9)         (2)      --       --
                                     ----------  ----------  --------  -------
Fair value of plan assets at end of
 year...............................        760         --        --       --
Under funded status of the plan.....     (1,773)     (1,709)  (10,041)  (9,642)
Unrecognized net actuarial (gain)
 losses.............................        281         328      (183)     573
Unamortized prior service cost......      1,074         898       --       --
                                     ----------  ----------  --------  -------
Accrued benefit cost................ $     (418) $     (483) $(10,224) $(9,069)
                                     ==========  ==========  ========  =======
Amounts recognized in the statement of
 financial position consists of:
  Accrued benefit liability......... $   (1,773) $   (1,380) $(10,224) $(9,069)
  Intangible asset..................      1,074         897       --       --
  Accumulated other comprehensive
   income...........................        281         --        --       --
                                     ----------  ----------  --------  -------
Net amount recognized............... $     (418) $     (483) $(10,224) $(9,069)
                                     ==========  ==========  ========  =======
Weighted-average assumptions as of
 December 31
Discount rate.......................       7.00%       7.25%     7.00%    7.25%
Expected return on plan assets......       8.50%       8.50%      --       --
Components of net periodic benefit
 cost
Service cost........................ $      479  $      336  $    682  $   639
Interest cost.......................        133          78       616      621
Expected return on plan assets......        (13)        --        --       --
Amortization of prior service cost..         91          71       --       --
Recognized net actuarial loss.......          1         --        --       --
                                     ----------  ----------  --------  -------
Net periodic benefit cost........... $      691  $      485  $  1,298  $ 1,260
                                     ==========  ==========  ========  =======

                           PRIMEX TECHNOLOGIES, INC.

  The assumed health care cost trend rate has a significant effect on the amounts reported for the Post-Retirement Benefits Plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                             1-Percentage-Point Increase 1-Percentage-Point Decrease
                             --------------------------- ---------------------------
     Effect on total of
      service and interest
      cost components in
      1998..................            $ 42                        $ (48)
     Effect on benefit
      obligation as of
      December 31, 1998.....            $435                        $(477)

Long-Term Incentive Plan

  The Company has adopted a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan provides the ability to grant stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, and other stock-based awards.

  At December 31, 1998, a total of 350,000 shares of common stock were reserved for issuance in connection with restricted stock unit grants, of which a total of 341,000 restricted stock units have been granted to certain officers and employees of the Company. Unearned compensation was charged to shareholder's equity for the market value of the restricted shares when granted and is being amortized over the vesting period expected to expire in January 2000. Compensation expense recognized on restricted stock units in 1998 and 1997 was $2,089 and $1,983, respectively.

  At December 31, 1998, a total of 500,000 shares of common stock were reserved for issuance in connection with stock option grants of which a total of 250,000 and 25,000 stock options were granted to certain key employees on January 2, and May 5, 1998, respectively. The exercise price of the January and May options is $33.88 and $47.44 per share, respectively, which was the fair market value of the Company's common stock on the date of grant. These options generally become vested in one-third installments over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant. All options granted were outstanding at December 1998. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees; accordingly, no compensation cost has been recognized for the stock options granted.

  Had compensation expense been determined for awards under the plan based upon fair values at the grant dates and the resulting expense amortized over the options' vesting period in accordance with Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below. For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk free interest rate range of 5.84% to 5.96% depending on grant date; dividend yield of 1.40%; volatility factors of the expected market price of the Company's stock of 41.3%; and an expected life ranging from 2 to 7 years. The per share weighted-average fair value of options granted during 1998 was $12.24. The Company's pro forma information for the year ended December, 1998, the first year which the Company had stock option grants, is as follows:

                                                                         1998
                                                                        -------
     Pro forma net income.............................................. $14,609
     Pro forma income per share:
       Basic........................................................... $  2.84
       Diluted......................................................... $  2.72

                           PRIMEX TECHNOLOGIES, INC.

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

Commitments and Contingencies

  The Company leases certain properties, such as manufacturing, warehousing and office space, and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $5,648 in 1998, $5,515 in 1997 and $5,222 in 1996 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1998 are as follows: $5,253 in 1999; $4,506 in 2000; $2,914 in
2001; $2,484 in 2002; $1,962 in 2003.

  In the ordinary course of business, the Company is contingently liable for performance under letters of credit totaling approximately $8,543 at December 31, 1998. The Company does not believe that exposure to loss is likely and is of the opinion that the fair value of these instruments is zero.

Environmental

  The Company is party to various governmental and private environmental actions associated with waste disposal, manufacturing and test sites. Environmental provisions charged to operations were $830 in 1998, and none in 1997 and 1996. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $1,834 and $1,186 at December 31, 1998 and 1997, respectively, which are classified as other non-current liabilities.

  During 1998, the Company agreed to a settlement regarding costs associated with environmental remediation at a location where the Company formerly had manufacturing operations. As a result of this settlement, a charge to operations of $800 was made during 1998.

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

                           PRIMEX TECHNOLOGIES, INC.

  In May 1994, the Company discovered that an employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois testing facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, the Company promptly notified U.S. Government contracting representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to fully investigate the matter and take all necessary corrective actions. In September of 1996 this matter was settled with the U.S. Government for $8,000. The settlement charges, of which $6,000 was charged to operations during 1996, are included in "Other Charges" in the accompanying consolidated statements of operations.

  The Company is involved in a contract dispute with the Belgium Ministry of Defense related to the 1985 sale of artillery ammunition. The Belgium Ministry of Defense has alleged improprieties committed by the Belgium national who represented the Company in the transaction. Based on these allegations, the Belgium Ministry of Defense withheld final payment on the contract and the Company agreed to extend the letter of credit related to the contract guarantee pending a decision by the Belgium courts on the underlying contract dispute. The trial court ruled against the Company. The decision has been appealed. A provision for the estimated settlement, in the amount of $4,500, is included in "Other Charges" in the accompanying 1996 consolidated statements of operations. However, since the net liability for this matter including legal fees and costs, monetary judgments, and cost settlements was assumed by Olin in conjunction with the Distribution the balance sheet does not include any reserves and there have been no subsequent charges to operations related to this matter.

Related Party Transactions

  The Company and Olin have entered into an agreement which generally provides that Olin will purchase from the Company, at prices to be agreed upon from time to time, a certain percentage of the propellant powder required in any calendar year by its Winchester Division, starting at 100% of such requirements for 1997 for Ball Powder(R) propellant and decreasing annually to 70% for 2002. The prices are expected to be at a range of discounts from competitive prices depending on requirements purchased. Propellant sales to Olin's Winchester Division were $15,832 in 1998, $16,547 in 1997 and $15,813 in 1996.

  The Company obtained various transition related services from Olin after the distribution. These services include, but are not limited to, administration of employee benefit programs, tax compliance, internal audit, management information systems, and treasury. The cost of these services, was approximately $1,389 during 1997 and not significant during 1998.

  Prior to 1997, the Company was charged by Olin for the Company's share of expenses of certain centralized activities using various allocation bases. These services were similar to the transition services and included legal and general corporate functions. Charges to the Company for centralized corporate services were $4,273 in 1996, which included a number of one time costs associated with the Distribution.

                           PRIMEX TECHNOLOGIES, INC.

Net Income Per Share

  The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the years ended December 31, 1998, 1997 and 1996:

                                                    1998      1997      1996
                                                  --------- --------- ---------
                                                                        (Pro
                                                                       forma)
     Denominator for basic net income per share:
       Weighted average shares outstanding and
        vested................................... 5,136,915 5,173,669 5,220,276
     Effect of dilutive securities:
       Employee Stock Options ...................    29,212       --        --
       Restricted Stock Unit Grants..............   212,565   113,239       --
                                                  --------- --------- ---------
                                                    241,777   113,239       --
                                                  --------- --------- ---------
     Denominator for diluted net income per
      share...................................... 5,378,692 5,286,908 5,220,276
                                                  ========= ========= =========

  The number of shares included in the 1996 pro forma computation assumes that all 5,220,276 common shares outstanding immediately after the Distribution were outstanding for all periods prior to the Distribution.

Accumulated Other Comprehensive Income

  The components of other comprehensive income are as follows:

                                              Currency Translation   Minimum Pension
                                                  Adjustments      Liability Adjustment Total
                                              -------------------- -------------------- -----
     Balance at December 31, 1996 ..........          $--                 $ --          $ --
       Currency translation adjustment......           (24)                 --            (24)
                                                      ----                -----         -----
     Balance at December 31, 1997...........           (24)                 --            (24)
       Currency translation adjustment......             4                  --              4
       Minimum pension liability adjustment.           --                  (281)         (281)
                                                      ----                -----         -----
     Balance at December 31, 1998...........          $(20)               $(281)        $(301)
                                                      ====                =====         =====

Business Segment Information

  The Company's operations are classified into two reportable segments which reflect management's organization of operations around business units that offer different products and services. Each reportable segment is managed separately and requires different technology and marketing strategies. The Ordnance and Tactical Systems segment ("Ordnance") includes the development and production of ammunition, propellant, shaped charged warheads and precision metal assemblies. Additionally, Ordnance provides explosive load assemble and pack services. The Aerospace and Electronics segment ("Aerospace") includes the design, development and manufacturing of space, electronic, and solid propellant products and systems.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate administration costs are allocated between reportable segments based on sales, assets and personnel. Corporate interest expense is allocated between reportable segments based on working capital employed. Company management evaluates performance based on segment profit or loss from operations before unusual items and income taxes.

  The Company's largest customer is the U.S. Government. Sales from contracts with the U.S. Government or U.S. Government prime contractors were approximately 67%, 66% and 78% of total 1998, 1997 and 1996 sales, respectively. Export sales from the United States were $52,984, $67,867 and $28,875 in 1998, 1997 and 1996, respectively.

                           PRIMEX TECHNOLOGIES, INC.

The following table presents information about reportable segment operations and assets:

                                                       1998     1997     1996
                                                     -------- -------- --------
   Revenues from external customers:
     Ordnance......................................  $360,675 $358,879 $341,655
     Aerospace.....................................   134,593  131,945  129,833
                                                     -------- -------- --------
   Total consolidated revenues.....................   495,268  490,824  471,488
                                                     ======== ======== ========
   Depreciation and amortization
     Ordnance......................................    14,256   13,624   13,296
     Aerospace.....................................     5,434    5,753    6,457
     All other.....................................       352      331      412
                                                     -------- -------- --------
   Total consolidated depreciation and
    amortization...................................    20,042   19,708   20,165
                                                     ======== ======== ========
   Interest expense:
     Ordnance......................................     1,676      957    6,812
     Aerospace.....................................     1,599    2,778    2,444
                                                     -------- -------- --------
   Total consolidated interest expense.............     3,275    3,735    9,256
                                                     ======== ======== ========
   Segment profit (loss):
     Ordnance......................................    18,589   14,428   (1,145)
     Aerospace.....................................     6,150    4,528    5,276
                                                     -------- -------- --------
   Total segment profit............................    24,739   18,956    4,131
   Reconciling items:
     Non-recurring income..........................     2,920      --       --
     Non-recurring charges.........................       --       --   (10,500)
                                                     -------- -------- --------
   Total consolidated income (loss) before income
    taxes..........................................    27,659   18,956   (6,369)
                                                     ======== ======== ========
   Segment assets:
     Ordnance......................................   348,264  172,318  241,300
     Aerospace.....................................   107,922  115,141  105,838
                                                     -------- -------- --------
   Total segment assets............................   456,186  287,459  347,138
   Corporate assets................................    15,149    8,832   26,605
                                                     -------- -------- --------
   Total consolidated assets.......................   471,335  296,291  373,743
                                                     ======== ======== ========
   Expenditures for additions to long lived assets:
     Ordnance......................................    10,972    6,531    9,885
     Aerospace.....................................     6,840    3,793    3,388
     All other.....................................        82      317      --
                                                     -------- -------- --------
   Total expenditures for additions to long-lived
    assets.........................................  $ 17,894 $ 10,641 $ 13,273
                                                     ======== ======== ========

                           PRIMEX TECHNOLOGIES, INC.

Quarterly Financial Data (Unaudited)

  The following is a summary of unaudited quarterly operating results for years ending December 31, 1998 and 1997:

                                              First    Second   Third    Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------- -------- -------- --------
     1998:
     Sales ................................. $112,251 $111,068 $112,753 $159,196
     Gross Profit ..........................   23,462   26,916   24,146   27,788
     Operating Income ......................    5,217    5,458    5,905    8,723
     Net Income ............................    2,968    5,064    3,800    4,431
     Net Income Per Share:
       Basic ............................... $   0.58 $   0.98 $   0.74 $   0.87
       Diluted ............................. $   0.55 $   0.94 $   0.71 $   0.82
     1997:
     Sales.................................. $114,799 $112,921 $118,861 $144,243
     Gross Profit...........................   19,086   23,166   22,173   24,809
     Operating Income.......................    3,387    6,079    5,734    5,715
     Net Income.............................      871    2,864    3,027    3,863
     Net Income Per Share:
       Basic................................ $   0.17 $   0.55 $   0.58 $   0.75
       Diluted.............................. $   0.17 $   0.55 $   0.57 $   0.72

Subsequent Event (Unaudited)

  On February 2, 1999, subsequent to the date of the independent auditors report, the Company's Board of Directors authorized a 2-for-1 split of its common stock payable March 22, 1999, in the form of a 100% stock dividend, for shareholders of record on February 22, 1999. Pro forma per share amounts giving effect to the stock split are as follow:

                                             First   Second   Third   Fourth
                                            Quarter  Quarter Quarter  Quarter
                                            -------  ------- -------  -------
     Pro Forma Net Income (Loss)Per Share:
       1998:Basic.......................... $ 0.29    $0.49  $ 0.37   $ 0.43
          Diluted ......................... $ 0.28    $0.47  $ 0.35   $ 0.41
       1997:Basic ......................... $ 0.08    $0.28  $ 0.29   $ 0.38
          Diluted ......................... $ 0.08    $0.27  $ 0.29   $ 0.36
       1996:Basic.......................... $(0.54)   $0.09  $(0.29)  $(0.02)
          Diluted ......................... $(0.54)   $0.09  $(0.29)  $(0.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to executive officers is included in this report at the end of Part I under the caption "Executive Officers of the Company."

  The information relating to directors appearing under the caption "Proposal No. 1--Election of Directors" in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission is incorporated herein by reference.

  The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the captions "Security Ownership of Directors and Officers" and "Certain Beneficial Owners" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)Documents Filed as Part of this Report:

  (1)Financial Statements.

    The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II.

                                                                           Page
                                                                           ----
   Independent Auditors' Report--Ernst & Young LLP........................  25
   Independent Auditors' Report--KPMG LLP.................................  26
   Consolidated Balance Sheets as of December 31, 1998 and 1997...........  27
   Consolidated Statements of Operations, Years Ended December 31, 1998,
    1997 and 1996.........................................................  28
   Consolidated Statements of Shareholders' Equity, Years Ended December
    31, 1998, 1997 and 1996...............................................  29
   Consolidated Statements of Cash Flow, Years Ended December 31, 1998,
    1997 and 1996.........................................................  30
   Notes to the Consolidated Financial Statements.........................  31

  (2)Financial Statement Schedules

  All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

  (3)Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  2      Stock Purchase Agreement by and between the Company and Daimler-Benz
         Finance Corporation, dated October 9, 1998. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed November 23, 1998 (SEC
         File No. 0-28942). (Pursuant to Item 601(b)(2) of Regulation S-K, the
         Company hereby agrees to furnish supplementally to the Commission, upon request, a copy of any schedule or exhibit omitted from such
         Stock Purchase Agreement as filed herewith.)
  3.1    Amended and Restated Articles of Incorporation. Incorporated by
         reference to Exhibit 3.1 to the Company's Form 8-K/A filed January 24,
         1997 (SEC File No. 0-28942).
  3.2    Amended and restated By-laws of the Company, dated January 1, 1999.
  4.1    Amended and restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to the Form
         8-K/A filed January 25, 1997 (SEC File No. 0-28942).
  4.2    Amended and restated By-laws of the Company, dated January 1, 1999
         (filed as Exhibit 3.2 hereto).
  4.3    Rights Agreement, dated December 19, 1996, between the Company and
         ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to
         Exhibit 4.4 to the Company's Form 10-K filed March 27, 1997 (SEC File
         No. 0-28942).
  4.4    Rights Certificate. Incorporated by reference as Exhibit B to Exhibit
         4.4 to the Company's Form 10-K filed March 27, 1997 (SEC File No. 0-
         28942)
  4.5    1996 Long Term Incentive Plan of Primex Technologies, Inc., as
         amended.*
  4.6    Primex Technologies, Inc. Restoration Bonus Plan, as amended.*
  4.7    Primex Technologies, Inc. Stock Plan for Nonemployee Directors, as
         amended.*
  4.8    The Employment Transition Benefit Plan of Primex Technologies, Inc.,
         as amended.*
 10.1    Executive Agreement between Primex Technologies, Inc. and James G.
         Hascall dated May 5, 1998.*
 10.2    Executive Agreement between Primex Technologies, Inc. and Angelo A.
         Catani dated May 5, 1998.*

 Exhibit
 Number                                Description
 -------                               -----------
 10.3    Executive Agreement between Primex Technologies, Inc. and J. Douglas
         DeMaire dated May 5, 1998.*
 10.4    Executive Agreement between Primex Technologies, Inc. and Michael S.
         Wilson dated May 5, 1998.*
 10.5    Executive Agreement between Primex Technologies, Inc. and William W.
         Smith dated May 5, 1998.*
 10.6    Form of Executive Agreement for Company executives other than the
         Named Executive Officers.
 10.7    Primex Technologies, Inc. Stock Plan for Nonemployee Directors, as
         amended (filed as Exhibit 4.7 hereto).
 10.8    1996 Long Term Incentive Plan of Primex Technologies, Inc. as amended
         (filed as Exhibit 4.5 hereto).*
 10.9    Technology Transfer and License Agreement dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated
         by reference to Exhibit 10.2 to the Company's Form 8-K/A filed January
         24, 1997 (SEC File No. 0-28942).
 10.10   Assumption of Liabilities and Indemnity Agreement dated December 31,
         1996 between Primex Technologies, Inc. and Olin Corporation.
         Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).
 10.11   Covenant Not to Compete Agreement dated December 31, 1996 between
         Primex Technologies, Inc. and Olin Corporation. Incorporated by
         reference to Exhibit 10.7 to the Company's Form 8-K/A filed January
         24, 1997 (SEC File No. 0-28942).
 10.12   Primex Technologies, Inc. Incentive Compensation Plan, as amended.
 10.13   Transition Bonus Program of Primex Technologies, Inc., as amended.
 10.14   Building and Igloo Lease between U.S. Fish and Wildlife Service and
         Primex Technologies, Inc. dated January 1, 1997. Incorporated by reference to Exhibit 10.23 to the Company's 10-K filed March 19, 1998
         (SEC File No. 0-28942).
 10.15   Land Lease Agreement between D. Hebden Porteus, David M. Haig, Fred C.
         Weyand and Paul M. Ganley, The Connecticut National Bank and Merced
         Associates (includes Primex Technologies, Inc. through assignment)
         dated December 29, 1986. Incorporated by reference to Exhibit 10.24 to the Company's 10-K filed March 19, 1998 (SEC File No. 0-28942).
 10.16   Lease Agreement between Zaser and Longston, Inc. and Rocket Research
         Company (now Primex Aerospace Company) dated July 14, 1982.
         Incorporated by reference to Exhibit 10.25 to the Company's 10-K filed
         March 19, 1998 (SEC File No. 0-28942).
 10.17   Lease Agreement between The Northwestern Mutual Life Insurance Company and Rheem Manufacturing Company (now U.S. Ordnance Company) dated July
         1, 1956. Incorporated by reference to Exhibit 10.26 to the Company's
         10-K filed March 19, 1998 (SEC File No. 0-28942).
 10.18   Facility Lease between The Connecticut National Bank, Merced
         Associates and Physics International Company (now Primex Tactical
         Systems, Inc.) dated December 29, 1986. Incorporated by reference to
         Exhibit 10.27 to the Company's 10-K filed March 19, 1998 (SEC File No.
         0-28942).
 10.19   Lease Agreement between Heger Realty Corporation and Aerojet Ordnance
         Company (now U.S. Ordnance Company) dated October 15, 1985.
         Incorporated by reference to Exhibit 10.28 to the Company's 10-K filed
         March 19, 1998 (SEC File No. 0-28942).
 10.20   Lease Agreement between Hitech, Inc. (now Hitech Holdings, Inc.) and
         IP Timberlands Operating Company, Ltd. dated May 26, 1995.
 10.21   Lease Agreement between Hitech, Inc. (now Hitech Holdings, Inc.) and
         IP Timberlands Operating Company, Ltd. dated May 20, 1985.
 10.22   Lease Agreement between CMS Defense Systems, Inc. (now Hitech
         Holdings, Inc.) and the Board of Education of the Stone County School
         District dated September 1, 1998.

 Exhibit
 Number                                Description
 -------                               -----------
 10.23   Lease Agreement between OTI International, Inc. (now Hitech Holdings,
         Inc. d/b/a CMS Defense Systems) and Richard R. Bennett and Betty J.
         Bennett dated February 27, 1994.
 10.24   Stock Purchase Agreement by and between Primex Technologies, Inc. and
         Daimler-Benz Finance Corporation, dated October 9, 1998. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K/A filed November
         23, 1998 (SEC File No. 0-28942). (Pursuant to Item 601(b)(2) of
         Regulation S-K, the Company hereby agrees to furnish supplementally to the Commission, upon request, a copy of any schedule or exhibit omitted from such Stock Purchase Agreement as filed herewith.)
 16      Letter of consent from KPMG LLP regarding change in certifying accountant. Incorporated by reference to Exhibit 16 to the Company's
         Form 8-K/A filed February 19, 1997 (SEC File No. 0-28942).
 21      List of subsidiaries of Primex Technologies, Inc.
 23.1    Consent of KPMG LLP.
 23.2    Consent of Ernst & Young LLP.
 27      Financial Data Schedule.

--------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to Item 14(c) of Form 10-K.

(b)Reports on Form 8-K:

  Form 8-K/A filed November 23, 1999.

  The Company filed a Current Report on Form 8-K, during the fourth quarter of 1998, which report was dated November 6, 1998 and reported the acquisition of CMS, Inc. and Defense Research Incorporated (the "CMS Group"). That Current Report on form 8-K was subsequently amended to include the financial statements of the CMS Group companies required to be filed in accordance with Regulation S-X.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Primex Technologies, Inc.
                                          (Registrant)
March 2, 1999

                                                    /s/ George H. Pain
                                          By: _________________________________
                                              George H. Pain Vice President,
                                               General Counsel and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                      Capacity                Date

        /s/ James G. Hascall           Chairman of the          March 2, 1999
-------------------------------------   Board and Chief
          James G. Hascall              Executive Officer
                                        and Director

       /s/ J. Douglas DeMaire          President and            March 2, 1999
-------------------------------------   Director
         J. Douglas DeMaire

         /s/ John E. Fischer           Vice President and       March 2, 1999
-------------------------------------   Chief Financial and
           John E. Fischer              Accounting Officer

       /s/ Edwin M. Glasscock          Director                 March 2, 1999
-------------------------------------
         Edwin M. Glasscock

           /s/ David Lasky             Director                 March 2, 1999
-------------------------------------
             David Lasky

          /s/ Bob Martinez             Director                 March 2, 1999
-------------------------------------
            Bob Martinez

       /s/ William B. Mitchell         Director                 March 2, 1999
-------------------------------------
         William B. Mitchell

          /s/ Robert H. Rau            Director                 March 2, 1999
-------------------------------------
            Robert H. Rau

       /s/ Anthony W. Ruggiero         Director                 March 2, 1999
-------------------------------------
         Anthony W. Ruggiero

         /s/ Leon E. Salomon           Director                 March 2, 1999
-------------------------------------
           Leon E. Salomon