Form 10-Q
period 1999-03-28
PRIMEX TECHNOLOGIES INC
filed 1999-05-12
CIK 1019265

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q
                                   ---------


   [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 28, 1999

                                       OR

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
        For the transition period from  _________________ to ________

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

  As of April 30, 1999, there were outstanding 10,051,918 shares of the registrant's common stock, par value $1.00 per share.

                           PRIMEX TECHNOLOGIES, INC.

                                     INDEX

Part I.   Financial Information

                                                                                             Page No.
                                                                                             --------

          Item 1.  Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets -
                   March 28, 1999 and December 31, 1998.....................................    3

                   Condensed Consolidated Statements of Operations -
                   Three Months Ending March 28, 1999 and
                   March 29, 1998.. ........................................................    4

                   Condensed Consolidated Statements of Cash Flow -
                   Three Months Ending March 28, 1999 and
                   March 29, 1998  .........................................................    5

                   Notes to Condensed Consolidated Financial Statements.....................    6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............................    9

          Item 3.  Quantitative and Qualitative Disclosure of
                   Market Risk .............................................................   12



Part II.  Other Information

          Item 1.  Legal Proceedings........................................................   12

          Item 6.  Exhibits and Reports on Form 8-K.........................................   13

                   Signatures...............................................................   13

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 28,   December 31,
                                                                     1999         1998
                                                                  ----------  ------------
Assets                                                            (Unaudited)
------

Current Assets:
  Cash ........................................................   $       -       $  3,193
  Receivables..................................................     121,621        131,390
  Inventories, Net.............................................      71,650         67,085
  Other Current Assets.........................................      10,490          8,449
                                                                  ---------       --------
     Total Current Assets......................................     203,761        210,117

Property, Plant and Equipment .... ............................     288,638        287,640
Less: Accumulated Depreciation ................................    (171,766)      (168,734)
                                                                  ---------       --------
                                                                    116,872        118,906

Goodwill, Net .................................................     116,939        117,617
Other Assets...................................................      25,262         24,695
                                                                  ---------       --------

  Total Assets.................................................   $ 462,834       $471,335
                                                                  =========       ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-Term Borrowings .......................................   $  18,700       $ 10,800
  Accounts Payable.............................................      42,377         40,624
  Contract Advances  ..........................................       3,669         18,922
  Accrued Liabilities..........................................      41,182         42,797
                                                                  ---------       --------
     Total Current Liabilities.................................     105,928        113,143
Long Term Debt ................................................     155,000        160,000
Other Liabilities..............................................      32,794         32,709
                                                                  ---------      ---------
  Total Liabilities............................................     293,722        305,852

Shareholders' Equity
  Common Stock; $1.00 par value; 60,000,000 shares
    authorized; issued and outstanding 10,157,318
   shares at March 28, 1999 and 10,163,952
   shares at December 31, 1998 ................................      10,157         10,164
  Other Shareholders' Equity...................................     158,955        155,319
                                                                  ---------       --------
     Total Shareholders' Equity................................     169,112        165,483
                                                                  ---------       --------

  Total Liabilities and Shareholders' Equity...................   $ 462,834       $471,335
                                                                  =========       ========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended
                                                      --------------------
                                                      March 28,  March 29,
                                                        1999       1998
                                                      --------   ---------

  Sales.............................................  $117,372   $112,251

  Operating Expenses:
     Cost of Goods Sold.............................    88,720     88,789
     Selling and Administration.....................    17,291     16,683
     Research and Development ......................     2,109      1,562
                                                      --------   --------

  Operating Income .................................     9,252      5,217
  Interest Expense..................................     2,703        476
  Other Income, Net.................................       315        386
                                                      --------   --------

  Income Before Income Taxes........................     6,864      5,127
  Income Tax Provision .............................     2,810      2,159
                                                      --------   --------

  Net Income .......................................  $  4,054   $  2,968
                                                      ========   ========

  Net Income Per Share:
     Basic .........................................  $   0.40   $   0.29
                                                      ========   ========
     Diluted  ......................................  $   0.38   $   0.28
                                                      ========   ========
  Dividends Per Share...............................  $  0.075   $  0.075
                                                      ========   ========




     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               ($  in thousands)
                                  (Unaudited)



                                                                         Three Months Ended
                                                                        ---------------------
                                                                        March 28,   March 29,
                                                                          1999        1998
                                                                        ---------   ---------
Operating Activities
--------------------
Net Cash Used by Operating Activities ................................    $(1,671)    $(1,831)

Investing Activities
--------------------

Capital Expenditures .................................................     (3,043)     (2,860)
Acquisition ..........................................................       (440)          -
                                                                        ---------   ---------
  Net Investing Activities ...........................................     (3,483)     (2,860)

Financing Activities
--------------------

Net Short-Term Borrowing .............................................      7,900      18,900
Net Long-Term Debt Repayment .........................................     (5,000)          -
Repurchases of Common Stock  .........................................       (237)          -
Proceeds from Stock Options Exercised ................................         61           -
Dividends Paid .......................................................       (763)       (771)
                                                                        ---------   ---------

  Net Cash Provided (Used) in Financing Activities....................      1,961      18,129
                                                                        ---------   ---------

Net Increase (Decrease) in Cash ......................................   $(3,193)     $13,438
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

     Operating results for the three month period ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K.

     On March 22, 1999 the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record as of February 22, 1999. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

Net Income Per Share

     The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three-month periods ended March 28, 1999 and March 28, 1998.

                                                   Three Months Ended
                                                 ----------------------
                                                 March 28,   March 29,
                                                   1999        1998
                                                 ----------  ----------
 Denominator for basic net income per share:
  Weighted average shares
   outstanding and vested ...................... 10,200,204  10,301,808

 Effect of dilutive securities:
  Employee Stock Options........................     82,902      46,790
  Restricted Stock Unit Grants..................    482,159     397,706
                                                 ----------  ----------

 Dilutive potential common shares...............    565,061     444,496
                                                 ----------  ----------

 Denominator for diluted
  net income per share.......................... 10,765,265  10,746,304
                                                 ==========  ==========

                           PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   ($ in thousands, except per share amounts)
                                  (Unaudited)

Inventories
                                        March 28, 1999     December 31, 1998
                                        --------------     -----------------

Inventories consist of the following:
  Raw materials and work in progress....   $71,346             $65,909
  Finished goods........................     7,933               8,805
                                        --------------     -----------------
                                            79,279              74,714
  Less revaluation to LIFO .............     7,629               7,629
                                        --------------     -----------------
                                           $71,650             $67,085
                                        ==============     =================

     Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, March 28, 1999 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1999. Inventory balances at March 28, 1999 and December 31, 1998 are net of reductions for progress payments in the amount of $1,700 and $282 respectively.

Comprehensive Income

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income, which includes currency translation and minimum pension liability adjustments, totaled $4,056 and $2,966 for the three-month periods ended March 28, 1999 and March 29, 1998, respectively.

Lont-Term Incentive Plan

     A total of 439,000 stock options were granted to certain key employees on January 4, 1999, under the 1996 Long-Term Incentive Plan of Primex Technologies, Inc., as amended. The exercise price of the options is $21.13 per share, which was the fair market value of the Company's common stock on the date of the grant. These options generally vest over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant.

     On February 1, 1999, 13,400 restricted stock units with an aggregate value of $290 were granted to certain employees of the Company. This restricted stock grant vests over a two year period.

Stock Repurchase

          In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During the first quarter of 1999, the Company purchased and retired 11,420 shares of common stock at an aggregate cost of $237.

                           PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   ($ in thousands, except per share amounts)
                                  (Unaudited)


Segment Information
                                                       Three Months Ended
                                                      --------------------
                                                      March 28,  March 29,
                                                        1999       1998
                                                      ---------  ---------

Sales to external customers:
  Ordnance ........................................    $ 93,856   $ 79,658
  Aerospace........................................      23,516     32,593
                                                       --------   --------
Total consolidated sales...........................    $117,372   $112,251
                                                       ========   ========

Segment profit:
  Ordnance.........................................    $  5,698   $  3,258
  Aerospace........................................       1,166      1,869
                                                       --------   --------
Total consolidated income before income taxes          $  6,864   $  5,127
                                                       ========   ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS  OF OPERATIONS
         ----------------------

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three-month periods ended March 28, 1999 and March 29, 1998.

                                                            Three Months Ended
                                                           ---------------------
                                                           March  28,  March 29,
                                                              1999         1998
                                                              ----         ----
Sales:
  Tank and other large caliber ammunition.................    32.4%        33.5%
  Tactical missile and rocket components and services.....    18.1%         4.1%
  Medium caliber ammunition...............................    12.5%         9.7%
  Electronic products.....................................    10.7%        13.3%
  Ball Powder(R) propellant...............................     8.7%         9.6%
  Space products..........................................     5.0%         7.9%
  Other products and services.............................    12.6%        21.9%
                                                             -----        -----

                                                             100.0%       100.0%
Cost of goods sold........................................    75.6%        79.1%
                                                             -----        -----

Gross profit..............................................    24.4%        20.9%
Selling and administration expense........................    14.7%        14.9%
Research and development expense..........................     1.8%         1.4%
                                                             -----        -----

Operating income..........................................     7.9%         4.6%
Interest expense..........................................     2.3%         0.4%
Other income .............................................     0.2%         0.3%
                                                             -----        -----

Income before income taxes................................     5.8%         4.5%
Income tax provision......................................     2.4%         1.9%
                                                             -----        -----

Net income................................................     3.4%         2.6%
                                                             =====        =====

Results of Operations

  The Company's sales of $117.4 million during the first quarter of 1999 increased by $5.1 million, or 5% compared to the first quarter of 1998. First quarter 1999 Ordnance segment sales increased to $93.9 million compared to $79.7 million in the corresponding period of 1998. This increase reflects higher sales of large and medium caliber ammunition and $19.6 million of sales associated with business units acquired in November of 1998. These sales increases were offset by declines in the sale of other products and services resulting from lower shipments of steel pipe joints and artillery propelling charges. Sales in the Aerospace segment decreased to $23.5 million during the first quarter of 1999 compared to $32.6 million for the corresponding period of 1998. This decrease reflects a lower level of space product sales for individual satellites and a reduction in sales of the EmPower(TM) airline in-seat power supply systems. Additionally, Aerospace segment sales during the first quarter of 1998 included $3.7 related to a product line which was sold in April 1998.

  Gross margins as a percentage of sales improved to 24% during the first quarter of 1999 from 21% for the corresponding period of 1998. This increase reflects a combination of operational improvements, a favorable mix of ammunition and rocket products, and the recognition of favorable program performance on several contracts in both segments.

  Selling and administration expense as a percentage of sales was 15% for the first quarter of both 1999 and 1998. Administration expense increased during the first quarter of 1999 as the result of business units acquired in November of 1998. These increases were offset, in part, by lower bid and proposal expenditures which reflect a reduced level of activity in the Ordnance segment, compared to the corresponding period of 1998.

  Research and development expenses increased $0.5 million, or 35%, during the first quarter of 1999 compared to the corresponding period of 1998. These higher expenditures reflect increased research and development activity associated with electronic products .

  Interest expense of $2.7 million for the first quarter of 1999 compared to $0.5 million for the corresponding period of 1998 reflects the higher levels of debt outstanding during 1999 as compared to 1998. This increased level of debt is associated with the acquisition completed in November 1998.

  The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

  Net income of $4.1 million for the first quarter of 1999 reflects an increase of $1.1 million over 1998 net income of $3.0 million in the corresponding period. This improvement is primarily due to higher gross margins offset by increased financing costs.

Liquidity and Sources of Capital

  Cash flow used by operations was $1.7 million during the first quarter of 1999 compared to $1.8 million during the first quarter of 1998.

  Investing activities during the first quarter of 1999 reflect planned capital expenditures of $3.0 million compared to similar expenditures of $2.9 million during the first quarter of 1998. Additionally, investing activities during the first quarter of 1999 included an expenditure of $0.4 for the acquisition of a new product line.

   During the first quarter of 1999, the Company purchased and retired 11,420 shares of common stock at an aggregate cost of approximately $0.2 million. There were no comparable expenditures during the first quarter of 1998.

  Cash dividends paid during the first quarter of both 1999 and 1998 were $0.8 million.

  The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed RCA maximum. Outstanding borrowings under the RCA and short-term credit lines at March 28, 1999 were $113.7 million.

  The Company's RCA and 7.5% Senior Notes ("Term Notes") both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum tangible net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements of the RCA and Term Notes. Under the terms of these financial covenants the Company has up to an additional $15.0 million available for borrowings at March 28, 1999.

  The Company believes, based on its anticipated working capital, fixed capital requirements, and dividend policy, that future cash flow from operations and amounts available under the RCA and short term credit lines are adequate to meet the Company's anticipated cash requirements in the foreseeable future.

Impact of Year 2000

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

  A team of internal staff and outside consultants is managing the Company's processes for evaluating the risks and costs associated with this potential problem. The Company's approach has involved three stages: (1) inventory and assessment of hardware, software and embedded systems, (2) remediation or replacement of those systems that are not year 2000 compliant and (3) testing the systems.

  The Company employs a number of information technology ("IT") systems in its operations, including computer networking systems, financial systems and other similar systems. The Company has recently implemented a number of these IT systems for which it has obtained vendor warranties that these recently implemented IT systems are Year 2000 compliant. The Company's assessment has indicated that some of the Company's IT systems which have not recently been implemented could be affected by the Year 2000 problems and accordingly, the Company has either modified or converted these systems to make them Year 2000 compliant. The Company believes that systems testing, including future environment testing will be complete in June 1999.

  The Company also employs electronic equipment containing software and embedded chips in its production and manufacturing process. The Company's assessment has indicated that this electronic equipment is not likely to be susceptible to a material system failure resulting from Year 2000 problems. Selective equipment upgrades have been implemented where warranted and the Company believes that it will complete any remaining modifications and conversions, deemed necessary, including testing, without a material impact on the Company.

  The Company has completed an assessment of Year 2000 issues associated with major products that the Company has sold and believes that the Company has no material exposure related to Year 2000 problems for products it has sold.

  The Company has communicated with significant vendors, customers and other third party service providers to evaluate whether they are making adequate efforts to achieve Year 2000 compliance and to obtain Year 2000 readiness statements. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring that third parties will be Year 2000 ready, and the effect of non-compliance by third parties is not determinable by the Company. The Company has material relationships with the U.S. Government. Year 2000 non-compliance by the U.S. Government, such as the inability to process payments to the Company, could have a material impact on the Company.

  The Company will continue to evaluate the status of its Year 2000 compliance to determine what level of contingency planning is necessary. Contingency planning will focus on the consequences of external factors such as disruptions in the supply chain for critical goods or services that could effect safe operations or revenue. The Company will seek to develop discrete contingency plans for such potential failures. The Company has not yet determined what the nature and timing of any such contingency plans would be.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------------------------------------------------------------


  There have been no material changes in the Company's market risk during the three months ended March 28, 1999. Refer to page 23 of the Company's Annual Report on Form 10-K, for the year ended December 31, 1998, for additional information regarding market risk and risk management policies.

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

  The Company is a party to a number of pending or threatened investigations, claims and proceedings. Management believes that all such investigations, claims and proceedings are routine and incidental to the Company's business and
will not have a material adverse effect on   the Company's results of operations
or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits

            27.  Financial Data Schedule

     (b) Reports filed on Form 8-K during this quarter

         The Company filed a form 8-K/A on January 20, 1999 amending the Form 8-K filed on November 23, 1998 by the Company. The Form 8-K filed on November 23, 1998 reported the November 6, 1998 acquisition of CMS, Inc. and Defense Research Incorporated (the "CMS Group"), while the Form 8-K/A filed on January 20, 1999 amended the earlier Form 8-K to include the financial statements of the CMS Group companies required to be filed in accordance with regulation S-X.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRIMEX TECHNOLOGIES, INC.
                                    (Registrant)


Date: May 12, 1999                         /s/ George H. Pain
                                    --------------------------------------
                                    Vice President, General Counsel and
                                    Secretary


Date: May 12, 1999                         /s/John E. Fischer
                                    --------------------------------------
                                    Vice President, Chief Financial and
                                    Accounting Officer