Form 10-Q/A
period 1999-03-28
PRIMEX TECHNOLOGIES INC
filed 1999-05-14
CIK 1019265

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q/A
                                  -----------


   [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 28, 1999

                                       OR

   [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
        For the transition period from  _________________ to __________

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

                           PRIMEX TECHNOLOGIES, INC.

                                     INDEX


Part I.   Financial Information

                                                                                              Page No.
                                                                                              --------

          Item 1.    Financial Statements (Unaudited)
                     Condensed Consolidated Balance Sheets -
                     March 28, 1999 and December 31, 1998......................................   3

                     Condensed Consolidated Statements of Operations -
                     Three Months Ending March 28, 1999 and
                     March 29, 1998.. .........................................................   4

                     Condensed Consolidated Statements of Cash Flow -
                     Three Months Ending March 28, 1999 and
                     March 29, 1998  ..........................................................   5

                     Notes to Condensed Consolidated Financial Statements......................   6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............................   9

          Item 3.    Quantitative and Qualitative Disclosure of
                     Market Risk ..............................................................  13



Part II.  Other Information

          Item 1.    Legal Proceedings.......................................................    13

          Item 6.    Exhibits and Reports on Form 8-K........................................    13

                     Signatures................................................................  14

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 28,   December 31,
                                                                                      1999         1998
                                                                                   ----------  ------------
Assets                                                                            (Unaudited)
------

Current Assets:
  Cash ..............................................                              $       -       $  3,193
  Receivables........................................                                121,621        131,390
  Inventories, Net...................................                                 71,650         67,085
  Other Current Assets...............................                                 10,490          8,449
                                                                                   ---------       --------
     Total Current Assets............................                                203,761        210,117

Property, Plant and Equipment .... ..................                                288,638        287,640
Less: Accumulated Depreciation ......................                               (171,766)      (168,734)
                                                                                    --------      ---------
                                                                                     116,872        118,906

Goodwill, Net .......................................                                116,939        117,617
Other Assets.........................................                                 25,262         24,695
                                                                                   ---------       --------

  Total Assets.......................................                              $ 462,834       $471,335
                                                                                   =========       ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-Term Borrowings .............................                              $  18,700       $ 10,800
  Accounts Payable...................................                                 42,377         40,624
  Contract Advances  ................................                                  3,669         18,922
  Accrued Liabilities................................                                 41,182         42,797
                                                                                   ---------       --------
     Total Current Liabilities.......................                                105,928        113,143
Long Term Debt ......................................                                155,000        160,000
Other Liabilities....................................                                 32,794         32,709
                                                                                    --------      ---------
  Total Liabilities..................................                                293,722        305,852

Shareholders' Equity
  Common Stock; $1.00 par value; 60,000,000 shares
    authorized; issued and outstanding 10,157,318
   shares at March 28, 1999 and 10,163,952
   shares at December 31, 1998 ......................                                 10,157         10,164
  Other Shareholders' Equity.........................                                158,955        155,319
                                                                                   ---------       --------
     Total Shareholders' Equity......................                                169,112        165,483
                                                                                   ---------       --------

  Total Liabilities and Shareholders' Equity.........                              $ 462,834       $471,335
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

                           PRIMEX TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended
                                                     --------------------
                                                     March 28,  March 29,
                                                       1999       1998
                                                     ---------  ---------

  Sales................................               $117,372   $112,251

  Operating Expenses:
     Cost of Goods Sold................                 88,720     88,789
     Selling and Administration........                 17,291     16,683
     Research and Development .........                  2,109      1,562
                                                      --------   --------

  Operating Income ....................                  9,252      5,217
  Interest Expense.....................                  2,703        476
  Other Income, Net....................                    315        386
                                                      --------   --------

  Income Before Income Taxes...........                  6,864      5,127
  Income Tax Provision ................                  2,810      2,159
                                                      --------   --------

  Net Income ..........................               $  4,054   $  2,968
                                                      ========   ========

  Net Income Per Share:
     Basic ............................               $   0.40   $   0.29
                                                      ========   ========
     Diluted  .........................               $   0.38   $   0.28
                                                      ========   ========
  Dividends Per Share..................               $  0.075   $  0.075
                                                      ========   ========



     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               ($  in thousands)
                                  (Unaudited)



                                                                                     Three Months Ended
                                                                                    ----------------------
                                                                                    March 28,   March 29,
                                                                                       1999        1998
                                                                                    ----------  ----------
Operating Activities
--------------------

Net Cash Used by Operating Activities ..............                                  $(1,671)    $(1,831)

Investing Activities
--------------------

Capital Expenditures ...............................                                   (3,043)     (2,860)
Acquisition ........................................                                     (440)          -
                                                                                       ------     -------
  Net Investing Activities .........................                                   (3,483)     (2,860)

Financing Activities
--------------------

Net Short-Term Borrowing ...........................                                    7,900      18,900
Net Long-Term Debt Repayment .......................                                   (5,000)          -
Repurchases of Common Stock  .......................                                     (237)          -
Proceeds from Stock Options Exercised ..............                                       61           -
Dividends Paid .....................................                                     (763)       (771)
                                                                                      -------   ---------

  Net Cash Provided (Used) in Financing Activities..                                    1,961      18,129
                                                                                      -------   ---------

Net Increase (Decrease) in Cash ....................                                  $(3,193)    $13,438
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

                                                              Three Months Ended
                                                            ----------------------
                                                            March 28,   March 29,
                                                               1999        1998
                                                            ----------  ----------
 Denominator for basic net income per share:
  Weighted average shares
   outstanding and vested ..........................        10,200,204  10,301,808

 Effect of dilutive securities:
  Employee Stock Options............................            82,902      46,790
  Restricted Stock Unit Grants......................           482,159     397,706
                                                            ----------  ----------

 Dilutive potential common shares...................           565,061     444,496
                                                            ----------  ----------

 Denominator for diluted
  net income per share..............................        10,765,265  10,746,304
                                                            ==========  ==========

                           PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   ($ in thousands, except per share amounts)
                                  (Unaudited)

Inventories
                                                                          March 28, 1999    December 31, 1998
                                                                          --------------    -----------------
Inventories consist of the following:
  Raw materials and work in progress...................                        $71,346            $65,909
  Finished goods.......................................                          7,933              8,805
                                                                               -------            -------
                                                                                79,279             74,714
  Less revaluation to LIFO ............................                          7,629              7,629
                                                                               -------            -------
                                                                               $71,650            $67,085
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

     On February 1, 1999, 13,400 restricted stock units with an aggregate value of $290 were granted to certain employees of the Company. This restricted stock grant vests over a two-year period.

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

                           PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                   ($ in thousands, except per share amounts)
                                  (Unaudited)



Segment Information
                                                                 Three Months Ended
                                                                --------------------
                                                                March 28,  March 29,
                                                                  1999       1998
                                                                ---------  ---------
Sales to external customers:
  Ordnance ................................................      $ 93,856   $ 79,658
  Aerospace................................................        23,516     32,593
                                                                 --------   --------
Total consolidated sales...................................      $117,372   $112,251
                                                                 ========   ========

Segment profit:
  Ordnance.................................................      $  5,698   $  3,258
  Aerospace................................................         1,166      1,869
                                                                 --------   --------
Total consolidated income before income taxes                    $  6,864   $  5,127
                                                                 ========   ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS  OF OPERATIONS
         ------------------------------------

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three-month periods ended March 28, 1999 and March 29, 1998.

                                                                                  Three Months Ended
                                                                               ------------------------
                                                                               March  28,   March  29,
                                                                                  1999         1998
                                                                               -----------  -----------
Sales:
  Tank and other large caliber ammunition.....................                       32.4%        33.5%
  Tactical missile and rocket components and services.........                       18.1%         4.1%
  Medium caliber ammunition...................................                       12.5%         9.7%
  Electronic products.........................................                       10.7%        13.3%
  Ball Powder(R) propellant...................................                        8.7%         9.6%
  Space products..............................................                        5.0%         7.9%
  Other products and services.................................                       12.6%        21.9%
                                                                                    -----        -----

                                                                                    100.0%       100.0%
Cost of goods sold............................................                       75.6%        79.1%
                                                                                    -----        -----

Gross profit..................................................                       24.4%        20.9%
Selling and administration expense............................                       14.7%        14.9%
Research and development expense..............................                        1.8%         1.4%
                                                                                    -----        -----

Operating income..............................................                        7.9%         4.6%
Interest expense..............................................                        2.3%         0.4%
Other income .................................................                        0.2%         0.3%
                                                                                    -----        -----

Income before income taxes....................................                        5.8%         4.5%
Income tax provision..........................................                        2.4%         1.9%
                                                                                    -----        -----

Net income....................................................                        3.4%         2.6%
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

  Research and development expenses increased $0.5 million, or 35%, during the first quarter of 1999 compared to the corresponding period of 1998. These higher expenditures reflect increased research and development activity associated with electronic products.

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

Forward-Looking Statements

  All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statement. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for commercial powder; international business opportunities; ammunition lot acceptance; timing of contract funding; changing economic and political conditions in the United States and in other countries; changes in governmental laws and regulations surrounding various matters, such as environmental remediation, contract pricing, and international trading restrictions; changes in governmental spending and budgetary policies, such as reductions in the level of defense spending and redirection of Department of Defense program funding; production and pricing levels of important raw materials; lower than anticipated levels of plant utilization resulting in production inefficiencies and higher costs, whether related to the delay of new product introductions, improved production processes or equipment, or labor relation issues; difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance; unforeseen difficulties associated with the integration of acquired businesses; and costs and effects of legal and administrative cases, proceedings, settlements and investigations involving the Company.

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

                                    PRIMEX TECHNOLOGIES, INC.
                                    (Registrant)


Date: May 14, 1999                         /s/ George H. Pain
                                    -------------------------------------
                                    Vice President, General Counsel and
                                    Secretary


Date: May 14, 1999                         /s/John E. Fischer
                                    -------------------------------------
                                    Vice President, Chief Financial and
                                    Accounting Officer