Form 10-Q
period 1999-06-27
PRIMEX TECHNOLOGIES INC
filed 1999-08-06
CIK 1019265

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 27, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from to

                         Commission file number: 0-28942

                            PRIMEX TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                                  06-1458069
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          10101 NINTH STREET NORTH, ST. PETERSBURG, FLORIDA 33716-3807
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (727) 578-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

As of July 30, 1999, there were outstanding 9,994,880 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
         June 27, 1999 and December 31, 1998............................      3

         Condensed Consolidated Statements of Operations -
         Three Months Ended June 27, 1999 and June 28, 1998;
         Six Months Ended June 27, 1999 and June 28, 1998 ..............      4

         Condensed Consolidated Statements of Cash Flow -
         Six Months Ended June 27, 1999 and June 28, 1998...............      5

         Notes to Condensed Consolidated Financial Statements...........      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................      9

Item 3.  Quantitative and Qualitative Disclosure of
         Market Risk....................................................     13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     14

Item 4.  Submission of Matters to a Vote of Security Holders............     14

Item 6.  Exhibits and Reports on Form 8-K...............................     15

         Signatures.....................................................     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PRIMEX TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 27,      DECEMBER 31,
                                                           1999            1998
                                                        ----------     ------------
                                                       (UNAUDITED)
ASSETS
Current Assets:
  Cash ............................................     $    --        $   3,193
  Receivables .....................................       112,417        131,390
  Inventories, Net ................................        67,898         67,085
  Deferred Tax Asset ..............................         8,136          6,436
  Prepaid Expenses and Other Current Assets .......         4,213          2,013
                                                        ---------      ---------
        Total Current Assets ......................       192,664        210,117

Property, Plant and Equipment .....................       291,874        287,640
Less: Accumulated Depreciation ....................      (174,554)      (168,734)
                                                        ---------      ---------
                                                          117,320        118,906

Goodwill, Net .....................................       112,872        117,617
Other Assets ......................................        27,131         24,695
                                                        ---------      ---------
        Total Assets ..............................     $ 449,987      $ 471,335
                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-Term Borrowings ..........................     $  14,200      $  10,800
   Accounts Payable ...............................        40,925         40,624
   Contract Advances ..............................           556         18,922
   Accrued Liabilities ............................        39,529         42,797
                                                        ---------      ---------
        Total Current Liabilities .................        95,210        113,143

Long-Term Debt ....................................       150,000        160,000
Other Liabilities .................................        34,038         32,709
                                                        ---------      ---------
        Total Liabilities .........................       279,248        305,852

Shareholders' Equity
  Common Stock; $1.00 par value; 60,000,000 shares
    authorized; issued and outstanding 9,994,880
    shares at June 27, 1999 and 10,163,952
    shares at December 31, 1998 ...................         9,995         10,164
  Other Shareholders' Equity ......................       160,744        155,319
                                                        ---------      ---------
             Total Shareholders' Equity ...........       170,739        165,483
                                                        ---------      ---------
         Total Liabilities and Shareholders' Equity     $ 449,987      $ 471,335
                                                        =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                 ----------------------    ---------------------
                                  JUNE 27,     JUNE 28,     JUNE 27,    JUNE 28,
                                   1999         1998         1999        1998
                                 --------     --------     --------     --------
Sales ......................     $133,285     $111,068     $250,657     $223,319

Operating Expenses:
  Cost of Goods Sold .......      102,063       84,152      190,783      172,941
  Selling and Administration       17,307       19,069       34,598       35,752
  Research and Development .        2,927        2,389        5,036        3,951
                                 --------     --------     --------     --------
Operating Income ...........       10,988        5,458       20,240       10,675
Interest Expense ...........        2,854          307        5,557          783
Other Income, Net ..........          329          792          644        1,178
Non-Recurring Income .......         --          2,700         --          2,700
                                 --------     --------     --------     --------
Income Before Income Taxes .        8,463        8,643       15,327       13,770
Income Tax Provision .......        3,321        3,579        6,131        5,738
                                 --------     --------     --------     --------
Net Income .................     $  5,142     $  5,064     $  9,196     $  8,032
                                 ========     ========     ========     ========
Net Income Per Share:
   Basic ...................     $   0.51     $   0.49     $   0.91     $   0.78
                                 ========     ========     ========     ========
   Diluted .................     $   0.48     $   0.47     $   0.86     $   0.75
                                 ========     ========     ========     ========
Dividends Per Share ........     $  0.075     $  0.075     $   0.15     $   0.15
                                 ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                        ---------------------
                                                        JUNE 27,      JUNE 28,
                                                          1999         1998
                                                        --------     --------

OPERATING ACTIVITIES
--------------------

    Net Cash Provided (Used) by Operating
      Activities....................................    $ 17,598     $ (5,028)

INVESTING ACTIVITIES
--------------------

Capital Expenditures ...............................      (8,795)      (6,331)
Acquisition ........................................        (440)        --
Proceeds From Disposition of Business ..............        --         10,000
                                                        --------     --------
    Net Cash Provided (Used) in Investing
      Activities....................................      (9,235)       3,669

FINANCING ACTIVITIES
--------------------

Net Short-Term Borrowing ...........................       3,400        2,900
Net Long-Term Debt Repayment .......................     (10,000)        --
Repurchases of Common Stock ........................      (3,501)        --
Proceeds From Stock Options Exercised ..............          61         --
Dividends Paid .....................................      (1,516)      (1,541)
                                                        --------     --------
     Net Cash Provided (Used) in Financing
       Activities ..................................     (11,556)       1,359
                                                        --------     --------
Net Increase (Decrease) in Cash ....................    $ (3,193)    $   --
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

     Operating results for the three and six-month periods ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K.

     On March 22, 1999 the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record as of February 22, 1999. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

NET INCOME PER SHARE

     The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three and six-month periods ended June 27, 1999 and June 28, 1998.

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ------------------------      ------------------------
                                               JUNE 27,      JUNE 28,        JUNE 27,      JUNE 28,
                                                 1999          1998            1999          1998
                                              ----------    ----------      ----------    ----------
Denominator for basic net income per share:
  Weighted average shares
   outstanding and vested ................    10,077,219    10,302,424      10,138,712    10,302,116

Effect of dilutive securities:
  Employee Stock Options .................        59,789        96,226          71,345        71,508
  Restricted Stock Unit Grants ...........       509,122       417,970         495,641       407,838
                                              ----------    ----------      ----------    ----------

Dilutive potential common shares .........       568,911       514,196         566,986       479,346
                                              ----------    ----------      ----------    ----------
Denominator for diluted
   net income per share ..................    10,646,130    10,816,620      10,705,698    10,781,462
                                              ==========    ==========      ==========    ==========

                           PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

INVENTORIES

                                          JUNE 27, 1999    DECEMBER 31, 1998
                                          -------------    -----------------

Inventories consist of the following:
Raw materials and work in progress ..        $67,045            $65,909
Finished goods ......................          8,482              8,805
                                             -------            -------
                                              75,527             74,714
Less revaluation to LIFO ............          7,629              7,629
                                             -------            -------
                                             $67,898            $67,085
                                             =======            =======

     Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, June 27, 1999 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1999. Inventory balances at June 27, 1999 and December 31, 1998 are net of reductions for progress payments in the amount of $5,786 and $282 respectively.

COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income, which includes currency translation and minimum pension liability adjustments, totaled $5,139 and $4,863 for the three-month periods and $9,195 and $7,830 for the six-month periods ended June 27, 1999 and June 28, 1998, respectively.

LONG-TERM INCENTIVE PLAN

     Options for the purchase of 439,000 and 6,600 shares of the Company's common stock were granted to certain key employees on January 4, and May 4, 1999, respectively, under the 1996 Long-Term Incentive Plan of Primex Technologies, Inc., as amended. The exercise price of the January and May option grants are $21.13 and $20.94 per share, respectively, which was the fair market value of the Company's common stock on the date of the grant. These options generally vest over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant.

     On February 1, 1999, 13,400 restricted stock units with an aggregate value of $290 were granted to certain employees of the Company. This restricted stock grant vests over a two-year period.

STOCK REPURCHASE

     In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During the six month period ended June 27, 1999, the Company purchased and retired 173,858 shares of common stock at an aggregate cost of $3,501.

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

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  -------------------     -------------------
                                                  JUNE 27,   JUNE 28,     JUNE 27,   JUNE 28,
                                                    1999       1998         1999       1998
                                                  --------   --------     --------   --------
Sales to external customers:
  Ordnance ....................................   $106,093   $ 76,804     $199,949   $156,462
  Aerospace ...................................     27,192     34,264       50,708     66,857
                                                  --------   --------     --------   --------
Total consolidated sales ......................    133,285    111,068      250,657    223,319

Segment profit:
  Ordnance ....................................      6,795      3,866       12,493      7,124
  Aerospace ...................................      1,668      2,077        2,834      3,946
                                                  --------   --------     --------   --------
Total segment profit ..........................      8,463      5,943       15,327     11,070

Reconciling item:
  Non-recurring income ........................       --        2,700         --        2,700
                                                  --------   --------     --------   --------
Total consolidated income before income taxes .   $  8,463   $  8,643     $ 15,327   $ 13,770
                                                  ========   ========     ========   ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 27, 1999 and June 28, 1998.

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             --------------------           ---------------------
                                                             JUNE  27,   JUNE  28,          JUNE 27,      JUNE 28,
                                                              1999         1998              1999          1998
                                                             --------    --------          --------       -------
Sales:
  Tank and other large caliber ammunition ...........          29.2%        35.2%              30.7%         34.3%
  Tactical missile and rocket components and services          19.1%         4.1%              18.6%          4.1%
  Medium caliber ammunition .........................          15.9%         9.3%              14.3%          9.5%
  Electronic products ...............................           9.9%        15.5%              10.3%         14.4%
  Ball Powder(R) propellant .........................           9.1%         9.9%               8.9%          9.8%
  Space products ....................................           5.7%         8.8%               5.4%          8.3%
  Other products and services .......................          11.1%        17.2%              11.8%         19.6%
                                                             ------       ------            -------       -------
                                                              100.0%       100.0%             100.0%       100.00%
Cost of Goods .......................................          76.6%        75.8%              76.1%         77.4%
                                                             ------       ------            -------       -------

Gross profit ........................................          23.4%        24.2%              23.9%         22.6%
Selling and administration expense ..................          13.0%        17.2%              13.8%         16.0%
Research and development expense ....................           2.2%         2.1%               2.0%          1.8%
                                                             ------       ------            -------       -------
Operating income ....................................           8.2%         4.9%               8.1%          4.8%
Interest expense ....................................           2.1%         0.3%               2.2%          0.3%
Other income ........................................           0.2%         0.7%               0.2%          0.5%
Non-recurring income ................................           --           2.5%              --             1.2%
                                                             ------       ------            -------       -------
Income before income taxes ..........................           6.3%         7.8%               6.1%          6.2%
Income tax provision ................................           2.4%         3.2%               2.4%          2.6%
                                                             ------       ------            -------       -------
Net income ..........................................           3.9%         4.6%               3.7%          3.6%
                                                             ======       ======            =======       =======


RESULTS OF OPERATIONS

     The Company's sales of $133.3 million during the second quarter of 1999 increased by $22.2 million, or 20% compared to the second quarter of 1998. Sales of $250.7 million for the first six months of 1999 were 12%, or $27.3 million, higher than the corresponding period in 1998.

     Second quarter 1999 Ordnance segment sales increased to $106.1 million compared to $76.8 million in the corresponding period of 1998. This increase reflects higher sales of medium caliber ammunition and $18.2 million of sales associated with tactical missile and rocket business units acquired in November of 1998. These Ordnance segment sales increases were partially offset by declines in the sale of other products and services resulting from lower shipments of steel pipe joints. Sales in the Aerospace segment decreased to $27.2 million during the second quarter of 1999 compared to $34.3 million for the corresponding period of 1998. This decrease primarily reflects a lower level of space product sales to international customers and a reduction in sales of EmPower(TM) airline in-seat power supply systems.

Ordnance segment sales for the first six months of 1999 increased to $199.9 million compared to $156.5 million in the corresponding period of 1998. This increase reflects higher sales of large and medium caliber ammunition and $34.1 million of tactical missile and rocket product sales associated with business units acquired in 1998. These increases were offset in part by declines in the sale of other products and services resulting from lower shipments of steel pipe joints and artillery propelling charges during the first six months of 1999. Aerospace segment sales during the first six months of 1999 decreased to $50.7 million compared to $66.9 million in the corresponding period of 1998. This decrease reflects a lower level of space and electronic products sales in addition to a decrease of $3.7 related to a product line which was sold during the first six months of 1998.

     Gross margins as a percentage of sales decreased to 23% during the second quarter of 1999 from 24% for the corresponding period of 1998. For the first six months of 1999, gross margins as a percentage of sales increased to 24% from 23% during the first six months of 1998. The gross margin improvement for the first six months of 1999, compared to 1998, reflects a combination of operational improvements in the Aerospace segment, a favorable mix of ammunition and rocket products, and the recognition of favorable program performance on several contracts in both segments.

     Selling and administration expense as a percentage of sales decreased to 13% during the second quarter of 1999 and 14% for the first six months of 1999 compared to 17% and 16%, respectively, for the corresponding periods of 1998. Administration expense increases resulting from business units acquired in 1998 have been offset by lower Ordnance segment bid and proposal expenditures which reflect a reduced level of activity compared to the 1998 periods.

     Research and development expenses increased $0.5 million, or 23%, during the second quarter of 1999 and increased $1.1 million, or 27% during the first six months of 1999 compared to the corresponding periods of 1998. These higher expenditures reflect increased research and development activity associated with electronic products.

     Interest expense of $2.9 million for the second quarter of 1999 and $5.6 million for the first six months of 1999 compared to $0.3 million and $0.8 million for the corresponding period of 1998 reflect the higher levels of debt outstanding during 1999 as compared to 1998. This increased level of debt is associated with the acquisition completed in November 1998.

     Non-operating income for the second quarter and first six months of 1998 includes $2.7 million of non-recurring income resulting from an award the Company received concerning a breach of contract.

     The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

     Net income of $5.1 million for the second quarter and $9.2 million for the first six months of 1999 reflect an increase of $0.1 million and $1.2 million, respectively, over the corresponding periods of 1998. The improvement is primarily due to higher gross margins and lower selling and administration expense offset by increased financing costs.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash flow provided by operations was $17.6 million during the first six months of 1999 compared to cash used by operations of $5.0 million during the first six months of 1998.

     Investing activities during the first six months of 1999 reflect an increase in planned capital expenditures to $8.8 million from $6.3 million during the first six months 1998. Additionally, investing activities during the first six months of 1999 included an expenditure of $0.4 for the acquisition of a new product line and during the first six months of 1998 included proceeds of $10.0 million from the disposition of a product line.

     On July 2, 1999, the Company acquired the net assets and business of Versatron Corporation's actuator division for $6.5 million cash plus additional payments of up to $2.0 million that are contingent on certain future events. Operations of the acquired business, to be accounted for using the purchase method of accounting, will be included in the Company's results of operations and financial position in periods subsequent to the second quarter of 1999.

     During the first six months of 1999, the Company repurchased and retired 173,858 shares of its common stock at an aggregate cost of $3.5 million. There were no comparable expenditures during the first six months of 1998.

     Cash dividends of $0.075 per share were paid during both the first and second quarters of both 1999 and 1998.

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

     Outstanding borrowings at June 27, 1999 were $104.2 million under the RCA and short-term credit lines and were $60.0 under the Company's 7.5% Senior Notes ("Term Notes").

     The Company's RCA and Term Notes both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum tangible net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements of the RCA and Term Notes. Under the terms of these financial covenants the Company has up to an additional $20.3 million available for borrowings at June 27, 1999.

     The Company believes, based on its anticipated working capital, fixed capital requirements, and dividend policy, that future cash flow from operations and amounts available under the RCA and short-term credit lines are adequate to meet the Company's anticipated cash requirements in the foreseeable future.

IMPACT OF YEAR 2000

          The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

     A team of internal staff and outside consultants is managing the Company's processes for evaluating the risks and costs associated with this potential problem. The Company's approach has involved three stages: (1) inventory and assessment of hardware, software and embedded systems, (2) remediation or replacement of those systems that are not year 2000 compliant and (3) testing the systems.

     The Company employs a number of information technology ("IT") systems in its operations, including computer networking systems, financial systems and other similar systems. The Company has recently implemented a number of these IT systems for which it has obtained vendor warranties that these recently implemented IT systems are Year 2000 compliant. The Company's assessment has indicated that some of the Company's IT systems which have not recently been implemented could be affected by the Year 2000 problems and accordingly, the Company has either modified or converted these systems to make them Year 2000 compliant. The Company has completed remediation and systems testing required to assure Year 2000 compliance of its IT business systems.

     The Company also employs electronic equipment containing software and embedded chips in its production and manufacturing process. The Company's assessment has indicated that this electronic equipment is not likely to be susceptible to a material system failure resulting from Year 2000 problems. Selective equipment upgrades have been implemented where warranted and the Company believes that it will complete any remaining modifications and conversions, deemed necessary, including testing, without a material impact on the Company. The remaining work to be performed will be completed prior to the end of September 1999 and is being scheduled to minimize impact on production.

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

     A Company wide contingency planning effort is reviewing exposure to Year 2000 failures from sources external to the Company. This evaluation will be completed in September 1999 and will include contingency plans in the event of disruption to utility, communications or transportation services, as well as Year 2000 system failures by key vendors and service providers. The contingency planning process includes employee education as well as contingency plans for possible manual operations, the use of outside staff, the redeployment of internal staff, and the implementation of alternative information processing procedures in the event of an internal system failure.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There have been no material changes in the Company's market risk during the six-months ended June 27, 1999. Refer to page 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information regarding market risk and risk management policies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 4, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). The matters submitted to a vote by the shareholders were the election of four directors, and the appointment of independent accountants for the Company.

     Votes cast for or withheld regarding the election of four directors were as follows:

                                                     FOR           WITHHELD
                                                  ---------        --------
J. Douglas DeMaire - Term expiring 2001 ....      9,375,654        259,292
James G. Hascall - Term expiring 2002 ......      9,378,050        256,896
David Lasky  - Term expiring 2002 ..........      9,393,322        241,624
William B. Mitchell - Term expiring 2002 ...      9,392,904        242,042

     There were no broker non-votes.

     The foregoing represents four of the Company's nine Directors. The other five directors, whose terms of office as directors continued after the Annual Meeting, are as follows:

        TERM EXPIRING IN 2000              TERM EXPIRING IN 2001
        ---------------------              ---------------------
         Edwin M. Glasscock                   Bob Martinez
         Robert H. Rau                        Anthony W. Ruggiero
         Leon E. Salomon

     At the Annual Meeting, the shareholders also ratified the appointment of Ernst & Young LLP as independent public accountants for the Company. The holders of 9,558,074 shares of common stock voted in favor; 40,922 voted against; 35,950 abstained from voting. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          27.  Financial Data Schedule

      (b) Reports filed on Form 8-K during this quarter

          During the quarterly period ended June 27, 1999, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIMEX TECHNOLOGIES, INC.
                                          (Registrant)

Date: August 6, 1999                       /s/ GEORGE H. PAIN
                                          ------------------------------------
                                          Vice President, General Counsel and
                                          Secretary

Date: August 6, 1999                      /s/ JOHN E. FISCHER
                                          -----------------------------------
                                          Vice President, Chief Financial and
                                          Accounting Officer