Form 10-Q
period 1999-09-26
PRIMEX TECHNOLOGIES INC
filed 1999-11-08
CIK 1019265

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 26, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ______________________

                         Commission file number: 0-28942

                            PRIMEX TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                    06-1458069
-------------------------------          ------------------------------------
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

         As of October 29, 1999, there were outstanding 9,994,880 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX


                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -
                    September 26, 1999 and December 31, 1998.................................3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended September 26, 1999 and September 27 1998;
                    Nine Months Ended September 26, 1999 and September 27, 1998..............4

                    Condensed Consolidated Statements of Cash Flow -
                    Nine Months Ended September 26, 1999 and September 27, 1998..............5

                    Notes to Condensed Consolidated Financial Statements.....................6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................9

         Item 3.    Quantitative and Qualitative Disclosure of
                    Market Risk ............................................................13

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings.......................................................14

         Item 6.    Exhibits and Reports on Form 8-K........................................14

                    Signatures..............................................................14


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PRIMEX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                             SEPTEMBER 26,      DECEMBER 31,
                                                                                 1999               1998
                                                                            --------------      ------------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
     Cash ................................................................     $      --      $   3,193
     Receivables .........................................................       123,422        131,390
     Inventories, Net ....................................................        68,680         67,085
     Deferred Tax Asset ..................................................         8,036          6,436
     Prepaid Expenses and Other Current Assets ...........................         4,975          2,013
                                                                               ---------      ---------
         Total Current Assets ............................................       205,113        210,117

Property, Plant and Equipment ............................................       295,315        287,640
Less: Accumulated Depreciation ...........................................      (178,705)      (168,734)
                                                                               ---------      ---------
                                                                                 116,610        118,906

Goodwill, Net ............................................................       116,320        117,617
Other Assets .............................................................        26,828         24,695
                                                                               ---------      ---------

     Total Assets ........................................................     $ 464,871      $ 471,335
                                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-Term Borrowings ...............................................     $      --      $  10,800
     Accounts Payable ....................................................        50,111         40,624
     Contract Advances ...................................................            --         18,922
     Accrued Liabilities .................................................        38,681         42,797
                                                                               ---------      ---------
         Total Current Liabilities .......................................        88,792        113,143

Long-Term Debt ...........................................................       165,000        160,000
Other Liabilities.........................................................        35,306         32,709
                                                                               ---------      ---------
     Total Liabilities....................................................       289,098        305,852

Shareholders' Equity
     Common Stock; $1.00 par value; 60,000,000 shares
       authorized; issued and outstanding 9,994,880
       shares at September 26, 1999 and 10,163,952
       shares at December 31, 1998 .......................................         9,995         10,164
     Other Shareholders' Equity ..........................................       165,778        155,319
                                                                               ---------      ---------
         Total Shareholders' Equity ......................................       175,773        165,483
                                                                               ---------      ---------

     Total Liabilities and Shareholders' Equity ..........................     $ 464,871      $ 471,335
                                                                               =========      =========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                             ------------------------------   -----------------------------
                              SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                                 1999             1998            1999            1998
                             --------------   -------------   -------------   -------------
Sales .......................   $129,837        $112,753        $380,494        $336,072

Operating Expenses:
   Cost of Goods Sold .......     96,982          88,607         287,765         261,548
   Selling and Administration     18,765          15,947          53,363          51,699
   Research and Development .      2,535           2,294           7,571           6,245
                                --------        --------        --------        --------

Operating Income ............     11,555           5,905          31,795          16,580
Interest Expense ............      3,185             529           8,742           1,312
Other Income, Net ...........        292             740             936           1,918
Non-Recurring Income ........         --             220              --           2,920
                                --------        --------        --------        --------

Income Before Income Taxes ..      8,662           6,336          23,989          20,106
Income Tax Provision ........      3,319           2,536           9,450           8,274
                                --------        --------        --------        --------

Net Income ..................   $  5,343        $  3,800        $ 14,539        $ 11,832
                                ========        ========        ========        ========

Net Income Per Share:
     Basic ..................   $   0.53        $   0.37        $   1.44        $   1.15
                                ========        ========        ========        ========
     Diluted ................   $   0.50        $   0.35        $   1.36        $   1.10
                                ========        ========        ========        ========
Dividends Per Share .........   $  0.075        $  0.075        $  0.225        $  0.225
                                ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                ($ IN THOUSANDS)
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 26,  SEPTEMBER 27,
                                                       1999           1998
                                                   -------------  --------------
OPERATING ACTIVITIES

Net Cash Provided (Used) by Operating Activities     $ 27,720      $(10,693)

INVESTING ACTIVITIES

     Capital Expenditures ......................      (12,467)      (10,718)
     Acquisitions ..............................       (6,940)           --
     Proceeds From Disposition of Business .....           --        10,000
                                                     --------      --------
Net Cash Used in Investing Activities ..........      (19,407)         (718)

FINANCING ACTIVITIES

     Net Short-Term Borrowing (Repayment) ......      (10,800)       14,900
     Net Long-Term Debt Borrowing ..............        5,000            --
     Repurchases of Common Stock ...............       (3,501)       (1,177)
     Proceeds From Stock Options Exercised .....           61            --
     Dividends Paid ............................       (2,266)       (2,312)
                                                     --------      --------

Net Cash Provided (Used) in Financing Activities      (11,506)       11,411
                                                     --------      --------

Net Decrease in Cash ...........................     $ (3,193)     $     --
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

         Operating results for the three and nine-month periods ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K.

         On March 22, 1999 the Company effected a two-for-one stock split by paying a 100% stock dividend to shareholders of record as of February 22, 1999. All share and per share information included in the accompanying condensed consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

NET INCOME PER SHARE

         The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three and nine-month periods ended September 26, 1999 and September 27, 1998.


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             -----------------------------   ----------------------------
                                             SEPTEMBER  26,  SEPTEMBER 27,   SEPTEMBER 26,  SEPTEMBER 27,
                                                  1999            1998           1999           1998
                                             --------------  -------------   -------------  -------------
Denominator for basic net income per share:
   Weighted average shares
     outstanding and vested ...............     10,032,180     10,281,544     10,103,201     10,295,258
Effect of dilutive securities:
   Employee Stock Options .................         78,707         56,872         73,799         66,630
   Restricted Stock Unit Grants ...........        527,567        430,882        506,283        415,520
                                                ----------     ----------     ----------     ----------

Dilutive potential common shares ..........        606,274        487,754        580,082        482,150
                                                ----------     ----------     ----------     ----------
Denominator for diluted
   net income per share ...................     10,638,454     10,769,298     10,683,283     10,777,408
                                                ==========     ==========     ==========     ==========

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


INVENTORIES
                                          SEPTEMBER 26, 1999   DECEMBER 31, 1998
                                          ------------------   -----------------
Inventories consist of the following:
     Raw materials and work in progress...     $67,238            $65,909
     Finished goods ......................       8,771              8,805
                                               -------            -------
                                                76,009             74,714
     Less revaluation to LIFO ............       7,329              7,629
                                               -------            -------
                                               $68,680            $67,085
                                               =======            =======

         Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, September 26, 1999 balances reflect certain estimates relating to inventory quantities and costs at December 31, 1999. Inventory balances at September 26, 1999 and December 31, 1998 are net of reductions for progress payments in the amount of $6,154 and $282 respectively.

COMPREHENSIVE INCOME

         Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income, which includes currency translation and minimum pension liability adjustments, totaled $5,343 and $3,800 for the three-month periods and $14,538 and $11,630 for the nine-month periods ended September 26, 1999 and September 27, 1998, respectively.

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

STOCK REPURCHASE

         In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During the nine month period ended September 26, 1999, the Company purchased and retired 173,858 shares of common stock at an aggregate cost of $3,501.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

ACQUISITIONS

         The Company acquired a commercial product line during the first quarter 1999 and Versatron Corporation's actuator division during the third quarter 1999 (the "acquired business units"). The aggregate purchase price for these acquired business units was $6,940 excluding additional consideration of up to $2,000, contingent on certain future events. Operations of the acquired business units, which have been accounted for using the purchase method of accounting, are included in the Company's results of operations and financial position subsequent to the date of their acquisition. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired business units based upon their respective fair market values. Future contingent consideration is recorded as additional purchase price when paid. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the acquired business units, there were no material identifiable intangible assets. The pro forma operating results, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported operating results.

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


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                       ------------------------------   -------------------------------
                                       SEPTEMBER 26,    SEPTEMBER 27,   SEPTEMBER 26,     SEPTEMBER 27,
                                           1999             1998            1999              1998
                                       -------------    -------------   -------------     -------------
Sales to external customers:
     Ordnance ..................         $104,335         $ 77,609         $304,284         $234,071
     Aerospace .................           25,502           35,144           76,210          102,001
                                         --------         --------         --------         --------
Total consolidated sales .......          129,837          112,753          380,494          336,072

Segment profit:
     Ordnance ..................            7,596            4,602           20,089           11,726
     Aerospace .................            1,066            1,514            3,900            5,460
                                         --------         --------         --------         --------
Total segment profit ...........            8,662            6,116           23,989           17,186

Reconciling item:
     Non-recurring income ......             --                220             --              2,920
                                         --------         --------         --------         --------

Total consolidated income before
     income taxes ..............         $  8,662         $  6,336         $ 23,989         $ 20,106
                                         ========         ========         ========         ========

                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 26, 1999 and September 27, 1998.


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            ---------------------------------   -------------------------------
                                             SEPTEMBER 26,      SEPTEMBER 27,   SEPTEMBER 26,     SEPTEMBER 27,
                                                 1999               1998             1999              1998
                                            -------------       -------------   -------------     -------------
Sales:
     Tank and other large
          caliber ammunition .....               32.1%             33.3%             31.2%             33.4%
     Tactical missile and rocket
          components and services                13.5%              3.4%             15.5%              2.7%
     Medium caliber ammunition ...               12.7%             14.7%             13.7%             11.2%
     Electronic products .........                9.0%             15.4%              9.8%             14.7%
     Ball Powder(R)propellant ....                8.7%              8.6%              8.8%              9.4%
     Space products ..............                5.6%              9.6%              5.5%              8.8%
     Other products and services .               18.4%             15.0%             15.5%             19.8%
                                                -----             -----             -----             -----
                                                100.0%            100.0%            100.0%            100.0%
Cost of goods sold ...............               74.7%             78.6%             75.6%             77.8%
                                                -----             -----             -----             -----
Gross profit .....................               25.3%             21.4%             24.4%             22.2%
Selling and administration expense               14.5%             14.2%             14.0%             15.4%
Research and development expense .                1.9%              2.0%              2.0%              1.9%
                                                -----             -----             -----             -----

Operating income .................                8.9%              5.2%              8.4%              4.9%
Interest expense .................                2.5%              0.5%              2.3%              0.4%
Other income .....................                0.2%              0.7%              0.2%              0.6%
Non-recurring income .............                --                0.2%              --                0.9%
                                                -----             -----             -----             -----

Income before income taxes .......                6.6%              5.6%              6.3%              6.0%
Income tax provision .............                2.7%              2.2%              2.5%              2.5%
                                                -----             -----             -----             -----
Net income .......................                3.9%              3.4%              3.8%              3.5%
                                                =====             =====             =====             =====

RESULTS OF OPERATIONS

         The Company's sales of $129.8 million during the third quarter of 1999 increased by $17.1 million, or 15%, compared to the third quarter of 1998. Sales of $380.5 million for the first nine months of 1999 were 13%, or $44.4 million, higher than the corresponding period in 1998.

         Third quarter 1999 Ordnance segment sales increased to $104.3 million compared to $77.6 million in the corresponding period of 1998. This increase reflects higher sales of large caliber ammunition, propellant and $21.2 million of sales associated with business units acquired in November of 1998. These Ordnance segment sales increases were partially offset by declines in the sale of commercial products resulting from lower shipments of steel pipe joints. Sales in the Aerospace segment decreased to $25.5 million during the third quarter of 1999 compared to $35.1 million for the corresponding period of 1998. This decrease reflects both lower levels of space product sales and a reduction in sales of EmPower(TM) airline in-seat power supply systems following this products introduction in 1998.

         Ordnance segment sales for the first nine months of 1999 increased to $304.3 million compared to $234.1 million in the corresponding period of 1998. This increase reflects higher sales of large and medium caliber ammunition, propellant and $62.5 million of sales associated with business units acquired in 1998. These increases were offset in part by declines in the sale of artillery propelling charges and commercial products resulting from lower shipments of steel pipe joints during the first nine months of 1999. Aerospace segment sales during the first nine months of 1999 decreased to $76.2 million compared to $102.0 million in the corresponding period of 1998. This decrease reflects a lower level of space and electronic products sales in addition to a decrease of $3.7 million related to a product line which was sold during 1998.

         Gross margins as a percentage of sales increased to 25% during the third quarter of 1999 from 21% for the corresponding period of 1998. For the first nine months of 1999, gross margins as a percentage of sales increased to 24% from 22% during the first nine months of 1998. The gross margin improvement for the first nine months of 1999, compared to 1998, reflects a combination of operational improvements in the Aerospace segment, a favorable mix of ammunition and rocket products, and the recognition of favorable program performance on several large caliber ammunition and electronic products contracts.

         Selling and administration expense as a percentage of sales were 14% during the third quarter of 1999 and 14% for the first nine months of 1999 compared to 14% and 15%, respectively, for the corresponding periods of 1998. Administration expense increases resulting from business units acquired in 1998 have been partially offset by lower Ordnance segment bid and proposal expenditures which reflect a reduced level of activity compared to the 1998 periods and overall selling and administration expense reductions in the Aerospace segment.

         Research and development expenses increased $0.2 million, or 11%, during the third quarter of 1999 and increased $1.3 million, or 21%, during the first nine months of 1999 compared to the corresponding periods of 1998. These higher expenditures reflect increased activity associated with the development of aircraft cabin electronics products.

         Interest expense of $3.2 million for the third quarter of 1999 and $8.7 million for the first nine months of 1999 compared to $0.5 million and $1.3 million for the corresponding periods of 1998 reflect the higher levels of debt outstanding during 1999 as compared to 1998. This increased level of debt is associated with acquisitions completed in November 1998 and July 1999.

         Non-operating income for the third quarter and first nine months of 1998 includes $0.2 and $2.9 million, respectively, of non-recurring income resulting from an award the Company received concerning a breach of contract.

         The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

         Net income of $5.3 million for the third quarter and $14.5 million for the first nine months of 1999 reflect increases of $1.5 million and $2.7 million, respectively, over the corresponding periods of 1998. This improvement is primarily due to higher sales and improved gross margins partially offset by increased financing costs.

LIQUIDITY AND SOURCES OF CAPITAL

         Cash flow provided by operations was $27.7 million during the first nine months of 1999 compared to cash used by operations of $10.7 million during the first nine months of 1998.

         Capital expenditures during the first nine months of 1999 have increased to $12.5 million from $10.7 million during the first nine months of 1998. This increase reflects the capital demands of business units acquired in November 1998. Additionally, investing activities during the first nine months of 1999 included an expenditure of $6.9 for two business acquisitions and during the first nine months of 1998 included proceeds of $10.0 million from the disposition of a product line.

         On July 2, 1999, the Company acquired the net assets and business of Versatron Corporation's actuator division for $6.5 million cash plus additional payments of up to $2.0 million that are contingent on certain future events. Operations of the acquired business, accounted for using the purchase method of accounting, are included in the Company's results of operations and financial position in periods subsequent to the acquisition date.

         During the first nine months of 1999, the Company repurchased and retired 173,858 shares of its common stock at an aggregate cost of $3.5 million. Similar expenditures during the first nine months of 1998 were $1.2 million for the repurchase and retirement of 64,000 shares of common stock.

         Cash dividends of $0.075 per share were paid during each of the first, second and third quarters of both 1999 and 1998.

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

         Outstanding borrowings at September 26, 1999 were $105.0 million under the RCA and short-term credit lines and were $60.0 under the Company's 7.5% Senior Notes ("Term Notes").

         The Company's RCA and Term Notes both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum tangible net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements of the RCA and Term Notes. Under the terms of these financial covenants the Company has up to an additional $25.7 million available for borrowings at September 26, 1999.

         The Company believes, based on its anticipated working capital, fixed capital requirements, and dividend policy, that future cash flow from operations and amounts available under the RCA and short-term credit lines are adequate to meet the Company's anticipated cash requirements in the foreseeable future.

RECENT EVENTS

         In October, the Company and Raytheon Company agreed to enter into a Strategic Alliance, which provides a vehicle to expand business opportunities between the two companies. The Company's Ordnance and Aerospace segments are both currently Raytheon Company suppliers. During the first nine months of 1999 approximately 5% of the Company's total sales were associated with Raytheon Company contracts.

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

         The Company employs a number of information technology ("IT") systems in its operations, including computer networking systems, financial systems and other similar systems. The Company has recently implemented a number of these IT systems for which it has obtained vendor warranties that these recently implemented IT systems are Year 2000 compliant. The Company's assessment has indicated that some of the Company's IT systems which have not recently been implemented could be affected by the Year 2000 problems and, accordingly, the Company has either modified or converted these systems to make them Year 2000 compliant. The Company has completed remediation and systems testing required to assure Year 2000 compliance of its IT business systems.

         The Company also employs electronic equipment containing software and embedded chips in its production and manufacturing process. The Company's assessment has indicated that this electronic equipment is not likely to be susceptible to a material system failure resulting from Year 2000 problems. The implementation of selective equipment upgrades where warranted was completed in September 1999.

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

         A Company-wide contingency planning effort which reviewed potential exposure to Year 2000 failures from sources external to the Company was completed in September 1999. This evaluation included contingency planning in the event of disruption to utility, communications or transportation services, as well as Year 2000 system failures by key vendors and service providers. The Company believes that the most reasonably likely worst-case Year 2000 scenario would relate to problems with such systems and services of third parties rather than with the Company's internal systems. While the Company cannot identify all possible disruption scenarios, the Company has prepared contingency plans specifying actions if failures occur in key internal systems and / or critical third party systems and services. The contingency planning process included employee education as well as contingency plans for possible manual operations, the use of outside staff, the redeployment of internal staff, and the implementation of alternative information processing procedures in the event of an internal system failure. Throughout the remainder of the calendar year these plans will be modified as needed as the Company learns more about the preparation and potential exposure of third parties to Year 2000 disruptions. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         There have been no material changes in the Company's market risk during the nine-months ended September 26, 1999. Refer to page 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information regarding market risk and risk management policies.

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

         The Company has strict policies requiring its employees to comply with all applicable legal standards relating to contract procurement and administration. In addition, the Company requires adherence to high ethical standards by its employees. The Company has an Ethics and Compliance Program in which each major facility of the Company has an ethics officer who acts as a resource for encouraging and monitoring compliance with these standards. It is the policy of the Company and its subsidiaries to cooperate fully with all governmental reviews, audits and investigations of their affairs.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
               27.  Financial Data Schedule
        (b) Reports filed on Form 8-K during this quarter

         During the quarterly period ended September 26, 1999, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIMEX TECHNOLOGIES, INC.
                                       (Registrant)

Date: November 8, 1999                 /s/ GEORGE H. PAIN
                                       -----------------------------------
                                       Vice President, General Counsel and
                                       Secretary

Date: November 8, 1999                 /s/ JOHN E. FISCHER
                                       ------------------------------------
                                       Vice President, Chief Financial and
                                       Accounting Officer