Form 10-K
period 1999-12-31
PRIMEX TECHNOLOGIES INC
filed 2000-03-20
CIK 1019265

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

                  For the Fiscal Year Ended December 31, 1999

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

                              Title of each class
                                  ----------
                    Common Stock, Par Value $1.00 Per Share

                       Series A Participating Cumulative

                        Preferred Stock Purchase Rights

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of such stock as of February 29, 2000, as reported on The Nasdaq Stock Market(R) was $208,636,722.

  The number of common shares, par value $1.00 per share, outstanding as of February 29, 2000 was 10,406,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                       Page No.
                                                                       --------
 PART I
 Item 1   Business..................................................       1
 Item 2   Properties................................................      10
 Item 3   Legal Proceedings.........................................      11
 Item 4   Submission of Matters to a Vote of Security Holders.......      11
 PART II
 Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters......................................      11
 Item 6   Selected Financial Data...................................      12
 Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      13
 Item 7A  Quantitative and Qualitative Disclosure About Market Risk.      18
 Item 8   Financial Statements and Supplementary Data...............      19
 Item 9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................      39
 PART III
 Item 10  Directors and Executive Officers of the Registrant........      39
 Item 11  Executive Compensation....................................      39
 Item 12  Security Ownership of Certain Beneficial Owners and
           Management...............................................      39
 Item 13  Certain Relationships and Related Transactions............      39
 PART IV
 Item 14  Exhibits, Financial Statements, Schedules, and Reports on
           Form 8-K.................................................      40

                                    PART I

ITEM 1. BUSINESS

General

   Primex Technologies, Inc. ("Primex" or the "Company") is an ordnance and aerospace contractor with strong systems management and manufacturing capability. Primex was organized under the laws of the Commonwealth of Virginia in May 1996 and has been publicly owned since December 31, 1996, when Olin Corporation ("Olin") made a distribution (the "Distribution") to its shareholders of all the outstanding shares of Primex common stock (the "Common Stock"). Primex provides a variety of ordnance and aerospace products and services to the U.S. Government, friendly foreign governments, and domestic and international commercial and industrial customers.

   Primex's business operations are organized into two segments that correspond to its primary products and services. Through its Ordnance and Tactical Systems ("Ordnance") segment, the Company designs and manufactures tank and other large and medium caliber ammunition for U.S. and friendly foreign government customers. These products are used in ships, aircraft, tanks, and fighting vehicle based weapons and other applications. Additionally, the Ordnance segment manufactures precision metal components and provides explosive load, assemble, and pack services for a variety of tactical missile and rocket programs. The Ordnance segment also designs and produces shaped charge warheads and control actuator systems that are used in various weapons. Ball Powder(R) propellant, which is sold to U.S. and friendly foreign militaries, commercial ammunition manufacturers, and sporting and recreational customers, is also manufactured by the Ordnance segment.

   The Aerospace and Electronics ("Aerospace") segment designs and manufactures electronic products utilized primarily in aeronautic applications, as well as rocket engines and electronic products used in space applications. The Aerospace segment also produces solid propellant products used in munitions dispensing and inflation devices.

Products and Services

   The following table sets forth the principal products and services offered by the Company and identifies the percentage of sales represented by each category for the years shown.

      Products and Services                                       1999  1998  1997
      ---------------------                                       ----  ----  ----
Tank and other Large Caliber Ammunition (1)......................  29%   32%   29%
Tactical Missiles and Rockets (2)................................  16%    5%    2%
Medium Caliber Ammunition........................................  15%   15%   19%
Electronic Products..............................................   9%   14%   10%
Ball Powder Propellant(R)........................................   8%    9%   10%
Space Products...................................................   6%    8%    9%
Other Products and Services (3)..................................  17%   17%   21%

--------
(1) The Company has two multi-year contracts with the U.S. Government for the supply of 120mm tactical ammunition and 120mm training ammunition that represented approximately 13% and 14%, respectively of 1999 sales, 14% and 17%, respectively, of 1998 sales; 16% and 12%, respectively, of 1997 sales. In February 1999, the Company was awarded a follow-on multi-year contract for the supply of 120mm training ammunition that provides for deliveries through mid-2004.
(2) Approximately 13% of 1999 sales and 2% of 1998 sales resulted from companies acquired since November 1998.
(3) Approximately 3% of 1999 sales, 4% of 1998 sales and 5% of 1997 sales resulted from contracts for artillery propelling charges.

   Tank and Other Large Caliber Ammunition. The Company develops and produces a family of tactical and training ammunition used primarily in the M1A1 and M1A2 Abrams class tanks by the U.S. Army and Marine Corps, as well as certain U.S. allies. The Company is currently the sole source producer of the 120mm M829A/2 round, which is an armor piercing, fin stabilized, discarding sabot round with a depleted uranium penetrator that utilizes kinetic energy to penetrate heavily armored targets and is used primarily in tank-to-tank warfare. The Company is also one of two suppliers of 120mm M865 and M831A/1 training rounds to the U.S. Government. The M865 is the training round for the M829A/2 tactical round, and the M831A/1 is the training round for the M830A/1 tactical multi-purpose round which is produced by the Company's U.S. tank ammunition competitor. During 1995, the Company entered into two contracts, each with four-year terms, to produce these training and kinetic energy tactical rounds for the U.S. Government and is currently in the final stages of production under these contracts. In February 1999, the Company was awarded a five year follow-on contract for the production of 120mm training rounds valued at approximately $395.0 million.

   A number of foreign countries will not buy ammunition containing depleted uranium, and the U.S. Government limits the export of depleted uranium ammunition to NATO and certain other friendly foreign governments. To improve its opportunities to sell tank ammunition to foreign buyers, the Company, in association with the foreign company that was the original developer of 120mm tank ammunition, has developed an advanced 120mm kinetic energy round with a tungsten alloy penetrator. In February 1999, the Company was awarded a $31.3 million contract for production of advanced kinetic energy tungsten penetrator rounds for a foreign customer.

   The Company believes that a key element of its long-term profitability is its continued participation as a major producer of tank ammunition for the U.S. Government and friendly foreign governments. As a result the Company continually invests in research and development of large caliber ammunition, focusing primarily on improving the effectiveness of kinetic energy tactical ammunition and reducing the cost of training ammunition.

   During 1999, the Company received a subcontract from a major prime contractor to participate in the development of 120mm tank ammunition capable of extended range and beyond line of sight effectiveness.

   In addition to tank ammunition, the Company has the ability to design and manufacture artillery rounds and related components. The Company believes this capability presents an opportunity for future sales. During 1997, 1998 and 1999, the Company was awarded subcontracts, by a major systems prime contractor, to supply projectile structure and payload components under engineering and manufacturing development contracts for advanced guided artillery rounds to be used by both the U.S. Army and U.S. Navy. The Company anticipates these development contracts will result in future production contracts.

   Tactical Missiles and Rockets. The Company is a supplier to prime contractors for a variety of tactical missile and rocket programs. Significant missile and rocket programs include the Hydra-70, a 2.75 inch rocket, the Advanced Medium Range Air to Air Missile, the Joint Stand-off Weapon, Brilliant-Anti-Tank Munition, and the Tomahawk Missile. In June, 1999, the Company received a multi-year contract to supply, through 2006, components and services for the Hydra-70, a low cost, unguided rocket that is used on a variety of rotary and fixed wing aircraft.

   The Company's manufacturing capabilities for tactical missile and rocket programs fall into four principal areas: first, the manufacturing of precision metal assemblies, which is a process utilizing custom designed tools and fixtures for production at fine tolerances; second, the design and development of shaped charge warheads including the ability to mix, coat and press explosives into large diameter warheads; third, the manufacturing of small gas generators, actuators and munitions dispensing devices used in a variety of tactical missiles and precision guided munitions; and finally, explosive load, assemble and pack services which the Company performs for a variety of programs.

   Medium Caliber Ammunition. The Company develops and produces medium caliber ammunition. The Company's medium caliber product line includes 20mm, 25mm, and 30mm ammunition, which is utilized on a variety of platforms, including ships, airplanes, helicopters, and fighting vehicles. The Company's family of medium caliber ammunition includes armor piercing, as well as high-explosive incendiary and training rounds. In addition, through a license with A/S Raufoss Ammunisjonsfabrikker, the Company is a leading developer of multi-purpose medium caliber ammunition that combines armor-piercing, high explosive and incendiary features in one round.

   The Company produces the 25mm M919 round, an armor-piercing, fin stabilized, discarding sabot round, utilizing a depleted uranium penetrator that offers increased range and lethality. This round is the primary anti-armor round of the Bushmaster cannon used on the Bradley Fighting Vehicle. During 1999, the U.S. Army awarded the Company an option contract for continued production of M919 ammunition. In addition, during 1999, the Company was awarded a five-year contract to produce 25mm training ammunition for the U.S. Army. These contract awards are evidence that the U.S. Government will likely continue to buy medium caliber ammunition in the future. The Company also has several contracts to produce 20mm and 30mm ammunition for both the U.S. Government and foreign customers. Medium caliber ammunition historically has been used by aircraft as well as land vehicles and ships. However, because of the possible development of other aircraft weapons platforms that do not require close strikes to be effective, the Company believes that medium caliber ammunition may be used to a lesser extent in future aircraft.

   Ball Powder(R) Propellant. The Company manufactures and sells Ball Powder(R) propellant, a smokeless gun powder with a spherical grain shape. The Company manufactures more than one hundred different varieties of propellant in the Ball Powder(R) product line. Significant amounts of all U.S. military small caliber ammunition are loaded with the Company's Ball Powder(R) propellant. In response to the decline in military procurements over recent years, the Company has focused on increasing its sales of Ball Powder(R) propellant to the commercial ammunition market. In 1999, 1998 and 1997, approximately 80%, 75% and 72%, respectively, of Ball Powder(R) propellant sales were to manufacturers of commercial ammunition and other non-U.S. Government customers.

   Olin's Winchester Division, a leading manufacturer of sporting ammunition, was the Company's largest Ball Powder(R) propellant customer in 1999, 1998 and 1997, accounting for at least 33%, of the Company's Ball Powder(R) propellant shipments. The Company has a multi-year supply agreement with respect to future Winchester Ball Powder(R) propellant requirements.

   Over the years, the Company has attempted to increase the use of Ball Powder(R) propellant in medium and large caliber military ammunition. A significant majority of the medium caliber ammunition manufactured by the Company, except the 25mm M919 round, is now loaded with Ball Powder(R) propellant. Ball Powder(R) propellant has achieved only limited use in U.S. Government large caliber ammunition. The Company continues to pursue the use of Ball Powder(R) propellant in additional types of large caliber ammunition.

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

   In 1996, the Company introduced its first EmPower(TM) product, an in-seat power supply system for airplane passengers' laptop computers and other personal electronic devices. The Company has contracted to provide EmPower(TM) products to domestic and international airline companies, and is negotiating with several additional prospective domestic and international customers. During 1997, the Company made its first significant deliveries of this product. During 1999, the Company introduced the EmPort(TM) product, which is a high speed aircraft cabin local area network providing passengers a data connection with access to services including email, file transfer and web browsing.

   Space Products. The Company is the world's leading supplier of monopropellant hydrazine and electric propulsion ("EP") products. The Company's hydrazine propulsion products include individual rocket engines or thrusters, rocket engine modules, gas generators, propellant pressurization systems and complete integrated propulsion systems. Ranging in power from one-tenth to several hundred pounds of thrust, these products are integral to the growing launch vehicle and satellite markets. The Company has delivered approximately 10,000 rocket engines for spacecraft applications, including orbit insertion, maneuvering, and attitude control, as well as launch vehicle and upper-stage attitude and velocity control applications.

  EP devices represent an advancement over conventional chemical rocket engines. The current generation of these products uses satellite electrical power to heat propellant gases to provide additional energy and velocity in the process of producing thrust. There are significant gains in fuel efficiency using the Company's EP products over conventional hydrazine thrusters. This fuel efficiency translates into economic benefit for satellite manufacturers and service providers by reducing spacecraft weight, increasing in-orbit life and/or allowing for the use of lower cost launch vehicles. The Company currently has five thruster models in production. The first EP product, a resistojet, was launched in 1983 and is now flying on a number of satellites. The latest EP device, the arcjet, was first flown in 1993 on the Telstar-4 satellite.

  The Company is expanding its role in propulsion system development and production by implementing lower cost processes which allow customers to achieve savings by purchasing full systems rather than individual components. The Company is also developing advanced EP products that it anticipates will provide greatly improved performance compared to conventional hydrazine thrusters with commensurate economic benefits to users. These advanced EP products were flight-tested on experimental flights in 1998 and 1999. To further advance its propulsion technology, the Company entered into a licensing agreement for an advanced thruster technology with fuel efficiency capabilities approaching ten times that of first generation hydrazine thrusters. A number of domestic and foreign companies are continuing to develop EP products, and the Company expects increased competition in this area.

  Other Products and Services

  The Company is a manufacturer of combat weapons systems such as the Shoulder Launched-Multipurpose Assault Weapon, which is an anti-materiel/anti-armor weapon used by individual soldiers.

  The Company manufacturers a range of small gas generators and devices incorporating gas generators which control the burning of a solid propellant and use the exhaust products for a variety of military and commercial applications. These applications include jet engine starter cartridges, inflatables, buoyancy devices, ammunition initiating devices, and fire suppression systems.

  The Company manufactures artillery propelling charges, which are bags or modules loaded into the breech of an artillery gun that propel an artillery projectile out of a gun. Since 1997 the Company has received contracts from both the U.S. Government and foreign customers for the manufacture of artillery propelling charges.

  The Company has provided services under contracts with the U.S. Government to demilitarize or disassemble stocks of obsolete small, medium, and large caliber ammunition and bombs. The Company expects these contracts to continue for several years.

  The Company is a supplier of forged-steel petroleum drilling pipe joints and other steel products for commercial markets. These products are produced primarily at the Company's Red Lion, Pennsylvania and Downey, California facilities. Although these facilities primary produce components for medium and large caliber ammunition, they have successfully utilized existing manufacturing capability and expertise for commercial applications. During 1999, investments were made to expand the capabilities of the Downey facility.

  New Weapons and Ammunition. The U.S. Army is developing a series of weapons to increase the firepower of 21st century soldiers. The Company has been selected as the systems developer of the Objective Crew Served Weapon ("OCSW"). This two-person weapon system is slated to replace the machine gun, and will be used against lightly-armored vehicles, fortified positions, infantry and low-flying aircraft. As systems developer, the Company is responsible for the development of the entire OCSW, including both the gun and ammunition. The OCSW is expected to be introduced to the field within the next ten years.

Customers

  The Company's largest customer is the U.S. Government. PRIMEX sells products to the U.S. Department of Defense, NASA, and other U.S. Government agencies/laboratories. Other customers of the Company include friendly foreign governments, major ordnance and aerospace contractors and a variety of commercial customers.

The Company is highly dependent on U.S. Government sales, which accounted for approximately 76%, 67%, and 66% in 1999, 1998 and 1997, respectively, of the Company's sales. See "Item 1. Business--U.S. Government Contracts and Regulations." With the exception of the U.S. Government and its agencies, no other single customer accounted for more than 10% of the Company's total annual sales during any of the Company's last three fiscal years.

Raw Materials and Supplies

  The raw materials used in the manufacture of ammunition, ammunition components, and tactical missile and rocket components include metals, composite materials, chemicals and nitrocellulose. In addition, the manufacture of ammunition requires components, including propellants, cartridge cases and primers, all of which may be provided by subcontractors or supplied directly by the customer. The Company also purchases, for use in its products, various electronic piece parts, printed wire boards, hydrazine liquid propellants, solid propellant ingredients and subcontracted components, including capacitors, various metals and explosives. The Company has not experienced difficulty in recent years in obtaining an adequate supply of any raw materials, components or other supplies needed in its manufacturing processes, although continued downsizing and consolidation in the defense industry may create difficulties in procuring certain components in the future. Additionally, availability and cost of certain unique components will reflect market conditions and the increasing technical complexity of product requirements. U.S. Government contractors, such as the Company, are frequently directed to procure materials, components or services from sources of supply approved or designated by the U.S. Department of Defense.

U.S. Government Contracts and Regulations

  The Company's U.S. Government business is performed under fixed-price contracts (firm fixed-price and fixed-price incentive) and, to a lesser extent, under cost-reimbursable contracts (cost-plus-fixed-fee or cost-plus-incentive-fee).

  Under firm fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the costs of performing the contract. From time to time, the Company has experienced cost overruns on fixed-price contracts. Fixed-price incentive contracts are fixed-price contracts providing for adjustment of profit and establishment of final contract prices by a formula based on the relationship which final total costs bear to total target cost. In 1999, 1998 and 1997, approximately 92%, 92%, and 88%, respectively, of the Company's sales to the U.S. Government were derived from firm fixed-price and fixed-price incentive contracts.

  Cost-plus-fixed-fee contracts provide for reimbursement of costs, to the extent that such costs are allowable, and the payment of a fixed fee. Cost-plus-incentive-fee contracts provide for increases or decreases in the contract fee, within specific limits, based upon actual results as compared to contractual targets for cost. In 1999, 1998 and 1997, approximately 8%, 8%, and 12%, respectively, of the Company's sales to the U.S. Government were derived from cost-plus-fixed-fee and cost-plus-incentive-fee contracts.

  Under U.S. Government regulations, certain costs, including certain organization and financing costs, acquisition and restructuring costs, portions of research and development costs, certain compensation expenses, certain marketing expenses related to the preparation of competitive bids and proposals, lobbying costs, and international and commercial sales, are not reimbursable. In addition, the accuracy and appropriateness of certain direct and indirect costs of the Company under both fixed-price and cost-plus contracts are subject to extensive regulation and are audited by the Defense Contract Audit Agency ("DCAA"), an arm of the U.S. Department of Defense. The DCAA has the right to challenge the Company's cost estimates or allocations with respect to any such contract. If a DCAA audit establishes overcharges or other discrepancies in costs or accounting, it can seek the repayment of such overcharges or seek other reconciliation.

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

Competition

  The Company encounters strong competition in the sale of each of its products and services. The degree to which the Company participates in future U.S. Government business will depend, to a large extent, on its ability to continuously improve program performance at lower prices to the U.S. Government than its competitors.

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

Research and Development

  The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $10.4 million, $9.3 million, and $5.6 million for 1999, 1998 and 1997, respectively. Customer-sponsored research expenditures by the Company (primarily sponsored by the U.S. Government) were approximately $13.6 million, $17.8 million, and $54.0 million, respectively, for such years. The higher levels of customer-sponsored research in 1997 were the result of an increased number of programs in the areas of large and medium caliber ammunition and space products.

  The Company owns, or is the licensee under, a number of technologies and/or patents relating to various products and processes. The Company believes that, in the aggregate, the rights under its technological assets and licenses are important to the Company, but, except as discussed herein, the Company does not consider any one technology, patent or license or group thereof related to a specific process or product to be of material importance to the Company as a whole. The Ball Powder propellant technology is material to the Company's
St. Marks, Florida operation. This technology includes proprietary manufacturing know-how and trade secret information which is critical in the manufacture of propellants. A patent covers an important aspect of that know-how, namely, a process for the production of spherical, single-base, low-density propellant grains. The patent was issued in 1987 and will expire on February 26, 2006.

Backlog

  The aggregate amount of contracted backlog orders for the Company on December 31, 1999 and 1998 was approximately $391.9 million and $438.7 million, respectively. The backlog represents the value of contracts for which goods and services are yet to be provided. Under multiyear contracts, only the portion of the backlog that has been funded is included in the total. The backlog consists of firm contracts, and although they can be and sometimes are changed or canceled, the amount of changes and cancellations historically has been insignificant.

Export Sales

  The Company's export sales from the United States were approximately $57.0 million, $53.0 million and $67.9 million in 1999, 1998, and 1997 respectively. Higher export sales during 1997 were primarily the result of a contract for artillery propelling charges.

Seasonality

  Although the business of the Company is not seasonal in nature, sales to the Department of Defense are historically stronger in the latter part of the year, reflecting the procurement cycle utilized by the U.S. Army. Certain commercial sales, such as Ball Powder propellant volumes, tend to be stronger in the first half of the year.

Operations by Industry Segment and Geographic Area

  Industry segment and geographic area data for the years 1999, 1998 and 1997, which is included in the notes to the Company's financial statements on page 38 of this report, is an integral part of this description of the Company's business.

Environmental Matters

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected, and will continue to affect, substantially all of the Company's manufacturing facilities. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on the industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. In order to help finance the cleanup of waste disposal sites, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, imposes a tax on the disposal of certain hazardous wastes. The Company continues to explore methods of waste reduction at its manufacturing sites.

  In connection with the Distribution, the Company and Olin have agreed, pursuant to an Assumption of Liabilities and Indemnity Agreement, that the Company will assume, and indemnify and hold Olin harmless against, all liabilities associated with the removal, remediation and control of environmental conditions at several of the Company's existing and former plant sites. Such liabilities are not expected to have a material adverse effect upon the Company's financial condition or results of operations. See "Item 1. Business--Relationship Between Olin and the Company."

Relationship Between Olin and the Company

  The company and Olin continue to have certain business relationships, some of which arose from Olin's prior ownership of the Company. For example, the Company and Olin are parties to a powder supply requirements agreement which sets forth the terms of which Olin purchases propellant powder from the Company. In addition, the Company and Olin are parties to an assumption of liabilities and indemnity agreement which generally provides for the assumption of liabilities and cross-indemnities generally designed to place with the Company responsibility for liabilities of Olin's former Ordnance/Aerospace business and with Olin responsibility for liabilities of the businesses retained by Olin after the Distribution. At the time of the Distribution, the Company and Olin also entered into a covenant-not-to-compete agreement which generally provides that, for a period of five years ending December 31, 2001, Olin will not, subject to certain exceptions, directly or indirectly manufacture, sell, or distribute medium or large caliber ammunition or components and that the Company will not, subject to certain exceptions, directly or indirectly manufacture, sell or distribute small caliber ammunition or components, ejection cartridges or shotshells.

Employees

  As of December 31, 1999, the Company had approximately 2,850 employees, six of whom were working in foreign countries. Approximately 500 of the hourly paid employees of the Company located at its St. Marks, Florida and Marion, Illinois facilities are represented, for purposes of collective bargaining, by local unions affiliated with the United Steelworkers of America. The Company is a party to labor contracts expiring in October 2000 and December 2001 relating to such employees at its St. Marks, Florida and Marion, Illinois facilities, respectively. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without stoppages.

Executive Officers of the Company

  Set forth below is certain information regarding the Company's executive officers.

      Name and Age                                          Position
      ------------                                          --------
James G. Hascall, 61.... Chairman of the Board and Chief Executive Officer
J. Douglas DeMaire, 53.. President
William W. Smith, 65.... Executive Vice President and President, Aerospace and Electronics Division
Michael S. Wilson, 53... Executive Vice President and President, Ordnance and Tactical Systems Division
John E. Fischer, 44..... Vice President and Chief Financial Officer
George H. Pain, 49...... Vice President, General Counsel and Secretary
Stephen C. Curley, 47... Vice President and Treasurer
Jackson C. Picker, 50... Vice President, Human Resources and Administration

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

  Mr. Smith has served as Executive Vice President of the Company and President of the Company's Aerospace and Electronics Division since January 1997 and will retire from the Company effective March 31, 2000. From April 1993 until December 1996 he served as Corporate Vice President for Olin, where he also served as President of Olin's Aerospace Division from 1988 through January 1997.

  Mr. Wilson was elected Executive Vice President of the Company and President of the Company's Ordnance and Tactical Systems Division effective January 1, 1999. From January 1997 to December 1998, he served as Vice President of the Company and President of the Company's Ordnance and Tactical Systems Division. From 1991 to December 1996, Mr. Wilson served as Vice President of Tank Ammunition for Olin. From 1990 to 1991, Mr. Wilson served as Vice President of Marketing for Olin's Ordnance Division, from 1988 to 1990 he served as Vice President of Programs for Olin's Ordnance Division, and as Director of Business Planning for Olin's Ordnance Division from 1985 to 1988.

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

  Mr. Curley has served as Vice President and Treasurer of the Company since January 1997. From September 1990 to December 1996, Mr. Curley served as Assistant Treasurer of Olin. Prior to that date, Mr. Curley served as Senior Tax Counsel and held various other positions with Olin's Tax Department, since 1980.

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

           Location                          Primary Activities
           --------                          ------------------
 St. Petersburg, Florida (1).  Corporate headquarters
                               Systems management operation for large caliber
                               ammunition
 Red Lion, Pennsylvania (2)..  Manufacturing and research and development facility for large caliber ammunition metal and
                               composite parts and commercial steel forged
                               parts Research and development laboratory
 Redmond, Washington (2).....  Design, manufacturing and test facility for space, solid propellant and electronic products
                               Research and development laboratory
 St. Marks, Florida..........  Manufacturing facility for Ball Powder(R)
                               Propellant
                               Research and development laboratory
                               Test range
 Marion, Illinois (1)........  Loading, assembly and packing of medium caliber ammunition and artillery propelling changes
                               Manufacturing and test facility for solid
                               propellant products
                               Demilitarization services
                               Research and development laboratory
 Marion, Illinois............  Test range
 San Leandro, California (1).  Advanced warhead engineering and management
 Downey, California (2)......  Manufacturing facility for medium caliber ammunition components, air dispensed munitions
                               components and commercial steel products
                               System management and research and development
                               laboratory
 Moses Lake, Washington (1)..  Manufacturing and test facility for solid propellant products
 Camden, Arkansas............  Load, assembly and pack operations
                               Manufacturing for warheads
                               Demilitarization services
 Lucerne, Switzerland (1)....  Design, development and testing of anti-armor warhead systems for the Swiss Government
 Shalimar, Florida (1).......  Engineering and manufacturing of air dispensed weapons
 Titusville, Florida (1).....  Manufacturing facility for munition components
                               Systems management operation for shoulder fired
                               weapons
 Wiggins, Mississippi (1)....  Load, assembly, pack and test operations
                               Test range
 Anniston, Alabama (1).......  Fine tolerance machining and assembly of missile components
 Niceville, Florida (1)......  Warhead design
                               Research and development services
 Rock Hill, Florida..........  Test Range
 Healdsburg, California (1)..  Design and development of actuators

--------
(1) Leased.
(2) Leased in part and owned in part.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to a number of pending or threatened investigations, claims and proceedings. While the Company cannot predict the ultimate outcome of the pending or threatened proceedings, including matters arising under provisions relating to the protection of the environment, it does not believe that the consequences will be materially adverse to its results of operation or financial position or that the Company's liability with respect thereto will exceed the amounts which have previously been charged to operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol PRMX. As of February 29, 2000, there were approximately 5,700 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sale prices for 1999 and 1998:

                                                                    Sales Price
                                                                        (1)
                                                                   -------------
   Quarter Ended                                                    High   Low
   -------------                                                   ------ ------
   March 28, 1999................................................. $24.75 $20.00
   June 27, 1999.................................................. $23.75 $17.25
   September 26, 1999............................................. $23.00 $18.75
   December 31, 1999.............................................. $23.75 $19.13


                                                                    Sales Price
                                                                        (1)
                                                                   -------------
   Quarter Ended                                                    High   Low
   -------------                                                   ------ ------
   March 30, 1998................................................. $24.75 $15.63
   June 28, 1998.................................................. $26.88 $22.38
   September 27, 1998............................................. $26.50 $15.75
   December 31, 1998.............................................. $21.97 $14.03

--------
(1) Restated for two-for-one stock dividend in March 1999.

  The Company has maintained a quarterly dividend rate of $0.075 per share throughout 1999, 1998, and 1997. The Company anticipates it will continue its policy of paying regular quarterly cash dividends, which on an annual basis will aggregate $0.30 per share. The payment of cash dividends in the future will be dependent upon the Company's results of operations, earnings, capital requirements, contractual restrictions and other factors considered relevant by the Board of Directors.

  In August 1998, the board of Directors of the company authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During 1999 and 1998, the Company purchased and retired 230,858 and 112,800 shares of common stock (restated for the two-for-one stock dividend March 1999), respectively, at an aggregate cost of $4.7 million in 1999 and $2.1 million in 1998.

  The Company's credit facility imposes limits ("Restricted Payments") on the payment or declaration of dividends, as well as any other distribution, liquidation, purchase or other acquisition of the Company's stock by it or any subsidiary. At December 31, 1999, the amount available for Restricted Payments was approximately $23.0 million.

  On February 2, 1999, the Company's Board of Directors authorized a two-for-one split of its common stock payable March 22, 1999, in the form of a 100% stock dividend, for shareholders of record on February 22, 1999.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes certain selected historical financial data of the Company for the five most recently completed fiscal years. This historical data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                         Years Ended December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                     (in thousand, except share data)
Operations for the Year:
Sales........................  $544,352  $495,268  $490,824  $471,488  $508,113
Cost of Goods Sold...........   415,104   392,956   401,590   399,187   428,707
Selling and Administration...    74,580    67,756    62,751    53,336    51,297
Research and Development.....    10,408     9,253     5,568     6,241     5,016
Other Charges (1)............       --        --        --     10,500     2,000
                               --------  --------  --------  --------  --------
Operating Income.............    44,260    25,303    20,915     2,224    21,093
Interest Expense.............    11,905     3,275     3,735     9,256     9,276
Other Income, Net............     1,383     2,711     1,776       663       807
Non-recurring Income.........       --      2,920       --        --        --
                               --------  --------  --------  --------  --------
Income (Loss) Before Taxes...    33,738    27,659    18,956    (6,369)   12,624
Income Tax Provision.........    13,305    11,396     8,331     1,533     6,963
                               --------  --------  --------  --------  --------
Net Income (Loss)............  $ 20,433  $ 16,263  $ 10,625  $ (7,902) $  5,661
                               ========  ========  ========  ========  ========


Financial Position at Year-
 End:
Property Plant and Equipment,
 Net.........................  $116,950  $118,906  $ 98,660  $105,023  $114,473
Total Assets.................   450,429   471,335   296,291   373,743   380,979
Capitalization:
  Short-Term Borrowing.......    10,000    10,800    24,100       --        --
  Long-Term Debt.............   140,000   160,000       --    145,000   125,000
  Shareholders' Equity.......   180,628   165,483   152,801   145,134   158,535
                               --------  --------  --------  --------  --------
Total Capitalization.........  $330,628  $336,283  $176,901  $290,134  $283,535
                               ========  ========  ========  ========  ========
Total Debt to Total
 Capitalization..............      45.5%     50.8%     13.6%     50.0%     44.1%


Other Data:
Depreciation.................  $ 20,339  $ 16,862  $ 16,731  $ 17,211  $ 16,633
Capital Expenditures.........    19,278    17,894    10,641    13,273    19,191


Per Share Data: (2)
Net Income (Loss) Per Share :
  Basic (3)..................  $   2.03  $   1.58  $   1.03  $  (0.76) $   0.54
  Diluted (3)................  $   1.91  $   1.51  $   1.00  $  (0.76) $   0.54
  Cash Dividends Per Share...  $   0.30  $   0.30  $   0.30  $    --   $    --

--------
(1) Other charges include the cost for settlement of claims relating to a government investigation of certain testing irregularities ($6.0 million in 1996 and $2.0 million in 1995) and a $4.5 million charge in 1996 related to a court ruling in a contract dispute.
(2) The earnings per share and dividend amounts have been restated for the two-for-one stock dividend in March 1999.
(3) The calculation of net income (loss) per share for 1996 and 1995 is presented on a pro forma basis assuming that all 10,440,552 shares of common stock issued when the Company became publicly owned were outstanding for all prior periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth certain data, expressed as a percentage of sales, from the Company's consolidated Statements of Income for the three years ending December 31, 1999, 1998 and 1997

                                                               1999  1998  1997
                                                               ----  ----  ----
Sales:
  Large caliber ammunition....................................  29%   32%   29%
  Tactical missile and rocket components and services.........  16%    5%    2%
  Medium caliber ammunition...................................  15%   15%   19%
  Electronic products.........................................   9%   14%   10%
  BALL POWDER(R) propellant...................................   8%    9%   10%
  Space products..............................................   6%    8%    9%
  Other products and services.................................  17%   17%   21%
                                                               ---   ---   ---
                                                               100%  100%  100%
Cost of goods sold............................................  76%   79%   82%
                                                               ---   ---   ---
Gross profit..................................................  24%   21%   18%
Selling and administration expense............................  14%   14%   13%
Research and development expense..............................   2%    2%    1%
                                                               ---   ---   ---
Operating income..............................................   8%    5%    4%
Interest expense..............................................   2%    1%    1%
Other income, net............................................. --      1%    1%
Non-recurring income.......................................... --      1%  --
                                                               ---   ---   ---
Income before income taxes....................................   6%    6%    4%
Income tax provision..........................................   2%    3%    2%
                                                               ---   ---   ---
Net income....................................................   4%    3%    2%
                                                               ===   ===   ===

Year ended December 31, 1999 compared to 1998

  The Company's sales of $544.4 million during 1999 represented an increase of $49.1 million, or 10% compared to 1998.

  Ordnance segment sales increased to $435.6 million in 1999 compared to $360.7 million in 1998. This increase reflects the inclusion of a full year of sales from CMS, Inc. and Defense Research Incorporated (the "CMS Group") business units acquired in November 1998. Sales from the CMS Group, which comprise a significant portion of the tactical missile and rocket component product category, contributed $78.7 million to the sales increase from 1998 to 1999. Additionally, medium caliber ammunition sales increased $6.2 million during 1999 compared to 1998 due to deliveries under 30mm contracts awarded late in 1998. These 1999 sales increases were partially offset by a lower volume of steel pipe joint sales. Propellant sales were comparable between 1999 and 1998.

  Aerospace segment sales declined to $108.8 million in 1999 compared to $134.6 million in 1998. This decline reflects a sales decrease of 24% for electronic products and 17% for space products. These decreases are the result of a reduction in sales of EmPower(TM) airline in-seat power supply system following this product's introduction in 1997 and weakness in the markets for launch vehicles and satellites. Additionally, this segment's 1998 sales included $3.5 million of sales associated with the high power pulsed energy device product line that was sold in April 1998.

  Gross margin as a percentage of sales increased to 24% in 1999 compared to 21% in 1998. Margins realized on the incremental CMS Group sales contributed the majority of this improvement. Large caliber ammunition, medium caliber ammunition and electronic product margins also improved in 1999 compared to 1998. Both the large caliber ammunition and the electronic product business units benefited from favorable adjustments on the close-out of multi-year contracts.

  Selling and administrative expenses as a percentage of sales were 14% during both 1999 and 1998. The increase, from 1998 to 1999, in administrative expenses of $9.8 million was primarily due to the inclusion of a full year of CMS Group costs. This increase was partly offset by a $3.0 million decrease, from 1998 to 1999, in selling, bid and proposal costs as a result of fewer multi-year proposal efforts during 1999 compared to 1998. Research and development costs increased 12% from 1998 to 1999 as a result of expenditures associated with the development of new aircraft cabin electronics products.

  Interest expense during 1999 increased by $8.6 million from 1998 reflecting the higher levels of outstanding borrowings during 1999 which were the result of the CMS Group acquisition in November 1998, the acquisition of an actuator business in July 1999 and the Company's stock repurchase program during 1999. The average debt outstanding during 1999 was $180.5 million with an average effective rate of 6.5% compared to average debt outstanding during 1998 of $47.0 million with an average effective interest rate of 6.9%.

  Income tax expense of $13.3 million and $11.4 million was recorded in 1999 and 1998, respectively, on pre-tax income of $33.7 million in 1999 and $27.7 million in 1998. The Company's effective tax rate of 39.4% in 1999 and 41.2% in 1998, differ from statutory rates due principally to expenses associated with goodwill which are not tax deductible for federal and state tax purposes, and the favorable federal tax treatment given to certain export sales and dividends received on pension related cash value life insurance policies.

Year ended December 31, 1998 compared to 1997

  The Company's sales of $495.3 million during 1998 increased by $4.5 million, or 1% compared to 1997.

  The 1998 sales increase includes higher Ordnance segment sales which were $360.7 million in 1998 compared to $358.9 million in 1997. This increase reflects higher sales of large caliber ammunition, steel pipe joints and the inclusion of $12.0 million of sales associated with the CMS Group which was acquired in November of 1998. Ordnance segment sales increases were offset by declines in the sales of medium caliber ammunition which benefited in 1997 from a catch-up in production resulting from delays in 1996.

  Aerospace segment sales increased to $134.6 million in 1998 as compared to $131.9 million in 1997. Aerospace segment electronic products sales reflect a 36% increase in the sales of EmPower(TM) airline passenger seat power supply systems and solid systems sales reflect a 21% increase resulting from munitions dispensing devices used on two missile systems. These increases more than offset the decline in sales associated with the high-power pulsed energy device product line that was sold in April 1998 and the decline in space systems sales.

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

  Income tax expense of $11.4 million and $8.3 million was recorded in 1998 and 1997, respectively, on pre-tax income of $27.7 million in 1998 and $19.0 million in 1997. The Company's 1998 and 1997 effective tax rate of 41.2% and 43.9%, respectively, differ from statutory rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales and dividends received on pension-related cash value life insurance policies.

U.S. Government Sales

  U.S. Government sales amounted to $415.3 million in 1999, $330.8 million in 1998 and $322.6 million in 1997. See "Item 1. Business--U.S. Government Contracts and Regulations." Approximately 95%, 86% and 88%, respectively, of total 1999, 1998 and 1997 U.S. Government sales were to the United States Department of Defense ("DoD") or agencies thereof. Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Company in future years, including its income, liquidity, capital resources, and financial condition. The precise impact of these decisions will depend upon their timing and the size of changes and the Company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual DoD budget, the historical financial information of the Company may not be indicative of future performance and the viability of certain facilities and equipment may also be impacted. DoD sales activities are historically stronger in the latter part of the year because the timing of the recognition of the DoD ammunition sales tends to reflect the procurement cycle utilized by the U.S. Army.

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

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $0.8 million and $1.8 million at December 31, 1999 and 1998, respectively, which are classified as other non-current liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $1.0 million and $2.0 million annually over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (The "Statement"), Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Liquidity and Capital Resources

  The Company has a revolving credit agreement ("RCA"), under the terms of which participating banks have committed a maximum of $160.0 million to the Company for cash borrowings and letters of credit. The RCA expires on December 31, 2001. The Company pays interest under the RCA on outstanding borrowings at the Company's choice of various floating rate options and is required to pay a facility fee ranging from 0.125% to 0.3125% of the borrowing commitment. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160.0 million. Outstanding borrowings under the RCA at December 31, 1999 were $80.0 million with a weighted average note interest rate of 6.9%. Outstanding borrowings under short-term lines of credit at December 31, 1999 were $10.0 million with a weighted average note interest rate of 6.7%. Interest paid on the RCA and short-term lines of credit in 1999 and 1998 was $6.8 million and $2.0 million, respectively.

  In December 1998, the Company issued 7.5% Senior Notes (the "Term Notes") in the amount of $60.0 million. Interest on the Term Notes is payable semiannually. Scheduled principal repayments on the Term Notes are $5.0 million annually commencing in 2000 with the remaining principal balance due in December 2008. Interest paid on the Term Notes in 1999 was $4.5 million.

  The RCA and Term Notes both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum net worth requirements. The RCA also contains limitations on amounts available to pay dividends or repurchase Company stock ("Restricted Payments"). At December 31, 1999, the amount available for Restricted Payments was $23.0 million. Under the terms of these financial covenants the Company had up to an additional $63.0 million available for borrowings at December 31, 1999.

  The Company has entered into hedging transactions, in the form of interest rate swap agreements, to protect against increases in market interest rates on long-term borrowings under the RCA. The notional principal subject to interest rate swap agreements was $40.0 million on which the Company was receiving a weighted-average variable interest rate of 6.2% and paying a weighted-average fixed rate of 4.8% at December 31, 1999. The resulting reduction in interest expense for 1999 was $0.2 million.

  For the year ended December 31, 1999, net cash flow provided by operations was $51.8 million compared to cash used by operations in 1998 of $5.7 million. During 1997, the Company experienced working capital reductions associated with the receipt of contract advances. During 1998 and 1999, the favorable impacts of these advances were reduced due to a decrease in the value of contracts providing for accelerated payments and an increase in the value of contracts with less favorable payment terms. These changes resulted in a reduction of contract advances and corresponding usage of cash of $18.4 million in 1999 and $16.1 million in 1998. These changes in the mix of contract payment terms caused operating cash flows in 1999 and 1998 to be less than the cash flows that ordinarily would have been realized. During 1999, cash was generated as a result of reductions in receivables and inventory due to improved deliveries of medium caliber ammunition, artillery propelling charges and lower sales of electronic and space products.

  Capital expenditures for property, plant and equipment in 1999 increased $1.4 million or 8% compared to 1998 due to higher planned spending.

  In 1998, the Company received $10.0 million from the sale of assets related to its high-powered pulsed energy device product line.

  The Company made two asset acquisitions in 1999 and acquired the stock of one group of affiliated companies in 1998. The 1999 acquisitions include the purchase of a commercial product line from American Made Motorcycle Suspension Inc., which was completed in February 1999 and the purchase of Versatron Corporation's actuator division, which was completed in July 1999. The aggregate cash purchase price, including transaction costs, for these two acquisitions was $7.8 million excluding additional consideration of up to $2.0 million contingent on certain future events. In November 1998, the company acquired all of the issued and outstanding stock of the CMS Group for $124.8 million including $1.8 million of transaction costs.

  In August 1998, the Board of Directors of the Company authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During 1999 and 1998, the Company purchased and retired 230,858 and 112,800 shares of common stock, (restated for the two-for-one stock dividend in March 1999) respectively, at an aggregate cost of $4.7 million in 1999 and $2.1 million in 1998.

  Cash dividends paid were $3.0 million in 1999 and $3.1 million in 1998 .

  The net cash generated from operating activities, after capital spending, stock repurchases, dividends, acquisitions totaled $17.5 million in 1999 which was used to reduce debt. During 1998, the Company used net cash from operating activities of $143.5 million after capital spending, stock repurchases, dividends, acquisitions and divestitures, which was funded by increases in debt.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management Policies

  The Company manages its exposures to changes in foreign currency exchange rates on certain firm sales commitments and anticipated, but not yet committed sales, by entering into foreign currency forward contracts and foreign currency option contracts, respectively. The Company also is exposed to changes in interest rates, primarily from its long-term revolving credit agreement, and uses interest rate swap agreements to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. The Company's risk management objective in entering into such contracts and agreements is only to reduce its exposure to the effects of foreign currency exchange rate movements and interest rate fluctuations and not for speculative investment. Additional information regarding financial instruments included in the notes to the Company's financial statements on pages 27 and 30 of this report is an integral part of this disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report--Ernst & Young LLP...........................   20


Consolidated Balance Sheets as of December 31, 1999 and 1998..............   21


Consolidated Statements of Income, Years Ended December 31, 1999, 1998 and
 1997.....................................................................   22


Consolidated Statements of Shareholders' Equity, Years Ended December 31,
 1999, 1998 and 1997......................................................   23


Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998
 and 1997.................................................................   24


Notes to Consolidated Financial Statements................................   25

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Primex Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Primex Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primex Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Tampa, Florida
January 31, 2000

                           PRIMEX TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                           Assets
Current Assets:
  Cash ...................................................... $    --  $  3,193
  Receivables................................................  120,351  131,390
  Inventories, Net...........................................   57,969   67,085
  Deferred Income Taxes......................................   10,803    6,436
  Other Current Assets.......................................    3,106    2,013
                                                              -------- --------
    Total Current Assets.....................................  192,229  210,117


Property, Plant and Equipment, Net...........................  116,950  118,906
Goodwill, Net................................................  113,644  117,617
Deferred Income Taxes........................................    8,129    6,784
Other Assets.................................................   19,477   17,911
                                                              -------- --------
    Total Assets............................................. $450,429 $471,335
                                                              ======== ========


            Liabilities and Shareholders' Equity
Current Liabilities:
  Short-Term Borrowing....................................... $ 10,000 $ 10,800
  Accounts Payable...........................................   42,836   40,624
  Contract Advances..........................................      524   18,922
  Accrued Liabilities........................................   41,620   42,797
                                                              -------- --------
    Total Current Liabilities................................   94,980  113,143


Long-Term Debt...............................................  140,000  160,000
Other Liabilities............................................   34,821   32,709
                                                              -------- --------

    Total Liabilities......................................  269,801   305,852


Commitments and Contingencies


Shareholders' Equity:
  Common Stock, $1.00 par value; 60,000,000 shares
   authorized; 9,946,525 and 10,163,952 shares issued and
   outstanding in 1999 and 1998, respectively                  9,946    10,164
  Additional Paid-in Capital...............................  133,353   137,418
  Retained Earnings........................................   37,507    20,301
  Unamortized Value of Restricted Stock Grants.............     (157)   (2,099)
  Accumulated Other Comprehensive Income...................      (21)     (301)
                                                            --------  --------
    Total Shareholders' Equity.............................  180,628   165,483
                                                            --------  --------
    Total Liabilities and Shareholders' Equity............. $450,429  $471,335
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)

                                                   Years Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
Sales ........................................ $  544,352 $  495,268 $  490,824
Operating Expenses:
  Cost of Goods Sold..........................    415,104    392,956    401,590
  Selling and Administration..................     74,580     67,756     62,751
  Research and Development....................     10,408      9,253      5,568
                                               ---------- ---------- ----------
Operating Income..............................     44,260     25,303     20,915


Interest Expense..............................     11,905      3,275      3,735
Other Income, Net.............................      1,383      2,711      1,776
Non-Recurring Income..........................        --       2,920        --
                                               ---------- ---------- ----------
Income Before Taxes...........................     33,738     27,659     18,956

Income Tax Provision..........................     13,305     11,396      8,331
                                               ---------- ---------- ----------
Net Income.................................... $   20,433 $   16,263 $   10,625
                                               ========== ========== ==========


Net Income Per Share:
  Basic....................................... $     2.03 $     1.58 $     1.03
                                               ========== ========== ==========
  Diluted..................................... $     1.91 $     1.51 $     1.00
                                               ========== ========== ==========


Weighted Average Shares Outstanding:
  Basic ...................................... 10,079,004 10,273,880 10,347,338
                                               ========== ========== ==========
  Diluted .................................... 10,674,501 10,757,384 10,573,816
                                               ========== ========== ==========


          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousand, except share data)

                            Common Shares
                          -------------------
                                                                    Unamortized
                                                                     Value of    Accumulated
                                               Additional           Restricted      Other         Total
                                                Paid-in   Retained     Stock    Comprehensive Shareholders'
                            Stock     Amount    Capital   Earnings    Grants       Income        Equity
                          ----------  -------  ---------- --------  ----------- ------------- -------------
Balance December 31,
 1996...................  10,440,552  $10,440   $134,694  $   --      $   --        $ --        $145,134
Grant of 688,000
 Restricted Stock Units.         --       --       6,128      --       (6,128)        --             --
Amortization of
 Restricted Stock Grant.         --       --         --       --        1,983         --           1,983
Dividends Paid..........         --       --         --    (3,098)        --          --         (3,098)
Dividends on Stock
 Compensation...........         --       --         --      (205)        --          --            (205)
Issuance of Stock Under
 Directors Stock Plan...       5,614        6         46      --          --          --              52
Repurchase of Common
 Stock..................    (170,892)    (170)    (1,496)     --          --          --          (1,666)
Translation Adjustments.         --       --         --       --          --          (24)           (24)
Net Income..............         --       --         --    10,625         --          --          10,625
                          ----------  -------   --------  -------     -------       -----       --------
Balance December 31,
 1997...................  10,275,274  $10,276   $139,372  $ 7,322     $(4,145)      $ (24)      $152,801
Grant of 4,000
 Restricted Stock Units.         --       --          95      --          (95)        --             --
Forfeiture of Restricted
 Stock Units............         --       --         (89)     --           51         --             (38)
Amortization of
 Restricted Stock Grant.         --       --         --       --        2,090         --           2,090
Dividends Paid..........         --       --         --    (3,078)        --          --          (3,078)
Dividends on Stock
 Compensation...........         --       --         --      (206)        --          --            (206)
Issuance of Stock Under
 Directors Stock Plan...       1,478      --          25      --          --          --              25
Repurchase of Common
 Stock..................    (112,800)    (112)    (1,985)     --          --          --          (2,097)
Translation Adjustments.         --       --         --       --          --            4              4
Minimum Pension
 Liability Adjustments..         --       --         --       --          --         (281)          (281)
Net Income..............         --       --         --    16,263         --          --          16,263
                          ----------  -------   --------  -------     -------       -----       --------
Balance December 31,
 1998...................  10,163,952  $10,164   $137,418  $20,301     $(2,099)      $(301)      $165,483
Grant of 13,400
 Restricted Stock Units.         --       --         290      --         (290)        --             --
Forfeiture of Restricted
 Stock Units............         --       --         (89)     --           17         --             (72)
Amortization of
 Restricted Stock Grant.         --       --         --       --        2,215         --           2,215
Dividends Paid..........         --       --         --    (3,016)        --          --          (3,016)
Dividends on Stock
 Compensation...........         --       --         --      (211)        --          --            (211)
Exercise of Stock
 Options................       3,600        4         57      --          --          --              61
Issuance of Stock Under
 Directors Stock Plan...       9,831        9        143      --          --          --             152
Repurchase of Common
 Stock..................    (230,858)    (231)    (4,466)     --          --          --          (4,697)
Translation Adjustments.         --       --         --       --          --           (1)            (1)
Minimum Pension
 Liability
 Adjustments............         --       --         --       --          --          281            281
Net Income..............         --       --         --    20,433         --          --          20,433
                          ----------  -------   --------  -------     -------       -----       --------
Balance December 31,
 1999...................   9,946,525  $ 9,946   $133,353  $37,507     $  (157)      $ (21)      $180,628
                          ==========  =======   ========  =======     =======       =====       ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except share data)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------  --------  --------
Operating Activities
Net Income....................................... $20,433  $ 16,263  $ 10,625
Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operating Activities:
Depreciation.....................................  20,339    16,862    16,731
Amortization of Intangibles......................   4,605     3,180     2,977
Deferred Taxes...................................  (3,712)   (2,590)   (2,863)
Stock Compensation...............................   2,168     1,869     2,035
Other............................................     660       (91)       43
Changes in Operating Assets and Liabilities:
  Receivables....................................  12,551   (29,993)   29,001
  Inventories....................................   9,131    (9,941)   22,084
  Other Current Assets...........................  (1,093)     (336)     (431)
  Other Assets...................................  (1,453)   (6,348)   (1,552)
  Accounts Payable...............................   1,918    10,720    (1,253)
  Contract Advances.............................. (18,398)  (16,148)   35,070
  Accrued Liabilities............................   1,906     1,261     3,649
  Other Liabilities..............................   2,733     9,610       189
                                                  -------  --------  --------
  Net Operating Activities.......................  51,788    (5,682)  116,305
                                                  -------  --------  --------


Investing Activities
Expenditures for Property, Plant and Equipment... (19,278)  (17,894)  (10,641)
Proceeds from Disposition of Property, Plant and
 Equipment.......................................     517        73       --
Cash Paid for Purchase of Business...............  (7,768) (124,829)      --
Proceeds from Sale of Business...................     --     10,000       --
                                                  -------  --------  --------
  Net Investing Activities....................... (26,529) (132,650)  (10,641)
                                                  -------  --------  --------


Financing Activities
Net Short-Term Borrowing (Repayment).............    (800)  (13,300)   24,100
Net Revolving Credit Agreement Borrowing
 (Repayment)..................................... (20,000)  100,000  (145,000)
Proceeds from Issuance of Term Notes.............     --     60,000       --
Options Exercised................................      61       --        --
Repurchase of Common Stock.......................  (4,697)   (2,097)   (1,666)
Dividends Paid...................................  (3,016)   (3,078)   (3,098)
                                                  -------  --------  --------
  Net Financing Activities....................... (28,452)  141,525  (125,664)
                                                  -------  --------  --------


Net Increase (Decrease) in Cash..................  (3,193)    3,193   (20,000)
Cash, Beginning of Year..........................   3,193       --     20,000
                                                  -------  --------  --------
Cash, End of Year................................ $   --   $  3,193  $    --
                                                  =======  ========  ========

          See accompanying notes to consolidated financial statements.

                           PRIMEX TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

Basis of Presentation and Significant Accounting Policies

  Primex Technologies, Inc. (the "Company") is an ordnance and aerospace contractor providing systems management and manufacturing services. The Company's operations are classified into two reportable segments which reflect management's organization of operations around business units that offer different products and services. Each reportable segment is managed separately and requires different technology and marketing strategies.

  The Ordnance and Tactical Systems ("Ordnance") segment produces large and medium caliber ammunition for aircraft, artillery, tanks and warships; Ball Powder propellant for sporting, military and commercial applications; precision metal assemblies for use in missiles and rockets; and propulsion systems for large caliber gun systems. Ordnance also provides load, assembly and pack services for a variety of missile and rocket programs. Ordnance's primary customers are the U.S. Department of Defense and other U.S. Government research and development agencies/laboratories, allied U.S. Governments and sporting ammunition manufacturers.

  The Aerospace and Electronics ("Aerospace") segment products include rocket engines, advanced electric propulsion systems, aerospace electronic products, and solid propellant products, including munitions dispensing systems. Primary Aerospace customers are satellite, aircraft and missile contractors and airlines; other defense/aerospace subsystems and systems contractors; NASA and other U.S. Government research and development agencies/laboratories.

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

 Long-Term Contracts

  Sales and cost of sales related to government contracts that extend beyond one year are primarily recognized under the percentage-of-completion method of accounting as costs are incurred. Profits expected to be realized on contracts are based on the Company's estimates of costs at completion compared to total contract sales value; profits for interim reporting periods are based on costs incurred relative to total estimated costs at completion. When the Company believes the cost of completing a contract will exceed contract-related revenues, the full amount of the anticipated contract loss is recognized. For contracts or commercial orders with performance periods of less than one year, sales are recognized on the units shipped method of accounting.

  Contract advances represent payments received by the Company for costs that have not yet been incurred and are liquidated as costs on the related contracts are recognized.

                           PRIMEX TECHNOLOGIES, INC.

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

  Approximately 12% and 21% of 1999 and 1998 consolidated total inventories, respectively, are valued by the dollar value last-in, first-out (LIFO) method of inventory accounting.

  Pursuant to contract provisions, agencies of the U.S. Government and other customers have title to, or a security interest in, certain inventories as a result of progress payments and advances.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

     Improvements to land........................................ 10 to 20 years
     Building and building equipment.............................  5 to 45 years
     Machinery and equipment.....................................  3 to 20 years

  Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less.

 Goodwill

  Goodwill, the excess of the purchase price of acquired businesses over the fair value of their respective net assets, is amortized on a straight-line basis over periods ranging from fifteen to forty years. Accumulated amortization was $30,192 and $25,732 at December 31, 1999 and 1998 respectively. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company assesses the potential impairment of recorded goodwill by comparing the undiscounted value of expected future operating cash flows to its carrying cost. An impairment, if necessary, would be recorded based on the estimated fair value or a cash flow measure.

 Environmental Liabilities and Expenditures

  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

 Stock-Based Compensation

  The Company accounts for stock-based employee compensation using the intrinsic value method of accounting.

                           PRIMEX TECHNOLOGIES, INC.

 Capital Stock

  On February 2, 1999, the Company's Board of Directors authorized a two-for-one split of its common stock, effected in the form of a 100% stock dividend paid March 22, 1999. As a result of this action, 5,084,369 shares were issued to shareholders of record as of February 22, 1999. Par value of the stock remains at $1.00 per share and accordingly, $5,084 was transferred from additional paid-in capital to common stock. All references to the number of common stock and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

 Income Taxes

  The Company accounts for income taxes under the liability method. Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

 Fair Value of Financial Instruments

  The fair value of financial instruments, consisting primarily of cash, receivables, and accounts payable, approximates carrying value due to the liquid nature of the instruments. The fair value of life insurance policies, included in other assets, approximates cash surrender value, which is carrying value. The fair value of the short-term borrowing and long-term debt approximates carrying value based on borrowing rates available to the Company for borrowings with similar terms and maturities.

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

  The Company uses interest rate swap agreements to fix interest rates on a portion of its variable rate debt and reduce certain exposures to interest rate fluctuations. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The fair values of the swap agreements are not recognized in the financial statements. Neither the Company nor the counterparties, which are prominent financial institutions, are required to collateralize their respective obligations under these swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flow of the Company.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (the "Statement"), Accounting of Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

                           PRIMEX TECHNOLOGIES, INC.

Acquisitions

  The Company made two asset acquisitions in 1999 and acquired the stock of one group of affiliated companies in 1998, (the "acquired business units") as described below. The acquisitions have been accounted for using the purchase method of accounting. Operations of the acquired business units are included in the Company's results of operations and financial position subsequent to the date of their acquisition. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired business units based upon their respective fair market values. Future contingent consideration is recorded as additional purchase price when paid. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the acquired business units, there were no material identifiable intangible assets.

  The 1999 acquisitions include the purchase of a commercial product line from American Made Motorcycle Suspension Inc., which was completed in February 1999, and the purchase of Versatron Corporation's actuator division, which was completed in July 1999. The aggregate cash purchase price, including transaction costs, for these two acquisitions was $7,768 excluding additional consideration of up to $2,000, contingent on certain future events. The excess of cost over fair value of the net assets acquired (goodwill) was $5,858, based on the allocation of purchase price. The pro forma operating results for 1999 and 1998, assuming these acquisitions had been consummated as of January 1, 1998, would not be materially different from reported operating results.

  On November 6, 1998, the Company acquired all of the issued and outstanding stock of CMS, Inc. and Defense Research Incorporated (the "CMS Group") for $124,829 ($123,000 in cash and $1,829 of transaction costs). The excess cost over fair value of the net assets acquired (goodwill) was $70,277, based on the final allocation of the purchase price

  The following pro forma results of operations for the years ended December 31, 1998 and 1997, assumes the purchase of the CMS Group had been consummated as of January 1, 1997. The pro forma results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects and are not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

  Pro Forma Operating Results (Unaudited):

                                                                 1998     1997
                                                               -------- --------
   Sales...................................................... $568,351 $570,337
   Net income................................................. $ 15,510 $  8,882
   Net income per share:
     Basic....................................................    $1.51    $0.86
     Diluted..................................................    $1.44    $0.84

Dispositions

  On April 15, 1998, the Company sold substantially all of the assets related to its high-power pulsed energy device product line for $10,000 in cash. A gain on this sale of $800 was included in other income. Sales of products and services in this product line were $3,698 in 1998 prior to the sale and $16,833 for the year ending December 31, 1997.

                           PRIMEX TECHNOLOGIES, INC.

Receivables

                                                               1999      1998
                                                             --------  --------
     Receivables consist of the following:
       Contract receivables:
         Billed receivables................................. $ 60,862  $ 69,292
         Unbilled receivables...............................   58,781    61,533
       Trade and other receivables..........................      869       943
       Allowance for doubtful accounts......................     (161)     (378)
                                                             --------  --------
       Total receivables.................................... $120,351  $131,390
                                                             ========  ========

  Unbilled receivables represent the balance of recoverable costs and accrued profit comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not billable as of the balance sheet date under the contractual terms. Billed and unbilled contract receivables, respectively, include amounts related to Government contracts of $45,482 and $43,811 in 1999, and $46,082 and $42,906 in 1998.

Inventories

                                                                 1999    1998
                                                                ------- -------
     Inventories consist of the following:
       Raw materials and work-in-progress...................... $56,726 $65,909
       Finished goods..........................................   8,516   8,805
                                                                ------- -------
       Total inventories.......................................  65,242  74,714
       Less revaluation to LIFO................................   7,273   7,629
                                                                ------- -------
       Inventories, net........................................ $57,969 $67,085
                                                                ======= =======

  Inventory balances at December 31, 1999 and 1998 are net of reductions for progress payments in the amount of $5,283 and $282, respectively.

  During 1999 and 1998, contract inventory quantities valued at LIFO were reduced resulting in a LIFO liquidation, the effect of which decreased cost of sales by $356 and $278, respectively.

Property, Plant and Equipment

                                                              1999     1998
                                                            -------- --------
     Property, plant and equipment consist of the
      following:
       Land and improvements to land....................... $ 16,885 $ 16,817
       Building and building equipment.....................   50,842   49,868
       Machinery and equipment.............................  187,507  186,920
       Leasehold improvements..............................   21,240   19,844
       Construction-in-progress............................   11,551   14,191
                                                            -------- --------
       Total property, plant & equipment...................  288,025  287,640
       Less accumulated depreciation.......................  171,075  168,734
                                                            -------- --------
       Property, plant & equipment, net.................... $116,950 $118,906
                                                            ======== ========

                           PRIMEX TECHNOLOGIES, INC.

Accrued Liabilities

                                                                 1999    1998
                                                                ------- -------
     Accrued liabilities consist of the following:
       Accrued payroll and employee benefits................... $17,524 $16,045
       Contract liabilities....................................  17,875  22,510
       Income taxes............................................   2,602     390
       Interest................................................   1,044     873
       Other...................................................   2,575   2,979
                                                                ------- -------
       Total accrued liabilities............................... $41,620 $42,797
                                                                ======= =======

  Contract liabilities are principally reserves for anticipated losses on certain incomplete contracts, reserves for contract adjustments and estimated costs to perform future contractual services in connection with completed contracts.

Credit Agreements and Long Term Debt

  The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160,000 to the Company for cash borrowings and letters of credit. The RCA expires on December 31, 2001. The Company pays interest under the RCA on outstanding borrowings at the Company's choice of various floating rate options and is required to pay a facility fee ranging from 0.125% to 0.3125% of the borrowing commitment. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed maximum of $160,000. Outstanding borrowings under the RCA at December 31, 1999 were $80,000 with a weighted average note interest rate of 6.9%. Outstanding borrowings under short-term lines of credit at December 31, 1999 were $10,000 with a weighted average note interest rate of 6.7%. Interest paid on the RCA and short-term lines of credit in 1999, 1998 and 1997 was $6,849, $2,008 and $3,585, respectively.

  In December 1998, the Company issued 7.5% Senior Notes (the "Term Notes") in the amount of $60,000. Interest on the Term Notes is payable semiannually. Scheduled principal repayments on the Term Notes are $5,000 annually commencing in 2000 with the remaining principal balance due in December 2008. Interest paid on the Term Notes in 1999 was $4,500.

  The RCA and Term Notes both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest taxes, depreciation and amortization and contain certain minimum net worth requirements. The RCA also contains limitations on amounts available to pay dividends or repurchase Company stock ("Restricted Payments"). At December 31, 1999, the amount available for Restricted Payments was $23,010. Under the terms of these financial covenants, the Company had up to an additional $63,000 available for borrowings at December 31, 1999.

  The Company has entered into hedging transactions, in the form of interest rate swap agreements, to protect against increases in market interest rates on long-term borrowings under the RCA. The notional principal subject to interest rate swap agreements was $40,000 on which the Company was receiving a weighted-average variable interest rate of 6.2% and paying a weighted-average fixed rate of 4.8% at December 31, 1999. The resulting reduction in interest expense for 1999 was $164. The fair market value of the Company's interest rate swap agreements at December 31, 1999 was $1,983.

                           PRIMEX TECHNOLOGIES, INC.

Non-Recurring Items

  During 1998, the Company received an arbitration award in the amount, net of expenses, of $4,189 as the result of a binding arbitration concerning a breach of contract of which $1,269 represents payments due under the contract which were included in operating income. The remaining $2,920 balance of the award represents future payments, which have been recognized as non-recurring income.

Income Taxes

     Components of Income Tax Expense:
                                                   1999      1998      1997
                                                  -------   -------   -------
     Current:
       Federal..................................  $15,256   $11,615   $ 9,528
       State....................................    1,770     2,371     1,666
     Deferred...................................   (3,721)   (2,590)   (2,863)
                                                  -------   -------   -------
     Income tax expense.........................  $13,305   $11,396   $ 8,331
                                                  =======   =======   =======

    Effective Tax Rate Reconciliation (percent):

     Statutory federal tax rate.................     35.0 %    35.0 %    35.0 %
     State income taxes, net....................      2.5 %     4.1 %     4.4 %
     Goodwill...................................      4.5 %     3.6 %     4.7 %
     Supplemental pension.......................     (1.1)%    (2.0)%    (2.6)%
     Foreign sales corporation tax benefit......     (2.4)%    (2.5)%    (3.6)%
     Other, net.................................      0.9 %     3.0%      6.0 %
                                                  -------   -------   -------
     Effective tax rate.........................     39.4 %    41.2 %    43.9 %
                                                  =======   =======   =======

    Components of Deferred Tax Assets and Liabilities:

                                                   1999      1998
                                                  -------   -------
     Deferred tax assets:
       Post-retirement benefits.................  $ 6,142   $ 5,602
       Accruals and reserves....................   19,580    20,344
       Net operating loss carryforward..........    7,976    11,500
       Other miscellaneous items................    2,025     1,385
                                                  -------   -------
     Total deferred tax assets..................   35,723    38,831
     Deferred tax liabilities:
       Property, plant and equipment............    8,877    10,125
       Deferred contract income.................    6,068     9,186
                                                  -------   -------
     Total deferred tax liability...............   14,945    19,311
                                                  -------   -------
     Net deferred tax asset before valuation
      allowance.................................   20,778    19,520
     Valuation allowance........................   (1,846)   (6,300)
                                                  -------   -------
     Net deferred tax asset.....................  $18,932   $13,220
                                                  =======   =======

  At December 31, 1999 the Company had a net operating loss carryforward ("NOL") of approximately $22,788 for income tax purposes that expire from 2004 through 2009. The Company obtained the future benefit

                           PRIMEX TECHNOLOGIES, INC.

of this NOL as a result of the 1998 acquisition of the CMS Group. Future utilization of the NOL is subject to limitations. For financial reporting purposes, a valuation allowance of $1,846 has been recorded to offset the deferred tax asset related to the NOL, which when realized will be applied to reduce goodwill related to the acquisition of the CMS Group.

  Income taxes paid in 1999, 1998 and 1997 were $14,541, 12,831 and $12,117, respectively.

Employee Benefit Plans

   Pension benefits for substantially all domestic employees are provided through the Company's sponsorship of a defined contribution plan (the "PRIME Plan"). The PRIME Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code. The PRIME Plan allows the Company to match participant contributions up to certain limits and to make age weighted profit sharing contributions for eligible participants. Total Company contributions net of forfeitures to the PRIME Plan in 1999, 1998 and 1997 was $6,616, $6,341 and $6,244, respectively.

   Certain Company employees participate in a supplemental non-qualified pension plan (the "MSP Plan"). The Company's benefit obligation under the MSP Plan is secured by life insurance agreements on the lives of the participants. The Company owns the policies and pays the premiums. At December 31, 1999 and 1998 the discounted value of benefits payable under the MSP Plan, included in other liabilities, was $7,162 and $7,713, respectively, and the cash value of the life insurance policies, included in other assets, was $16,365 and $14,876, respectively. MSP Plan benefit payments during 1999, 1998 and 1997 were $1,243, $1,250 and $1,280, respectively, which were offset by increases in insurance cash values and policy proceeds of $1,489, $1,318 and $1,490, respectively.

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

   The components of net periodic benefit cost for the Bargaining Employees Pension Plan and Post-Retirement Benefit Plan for 1999, 1998 and 1997 is summarized below:

                                       Bargaining
                                       Employees         Post-Retirement
                                      Pension Plan         Benefit Plan
                                     ----------------  ----------------------
                                     1999  1998  1997   1999    1998    1997
                                     ----  ----  ----  ------  ------  ------
Components of net periodic benefit
 cost:
Service cost........................ $524  $479  $336  $  748  $  682  $  639
Interest cost.......................  172   133    78     763     616     621
Expected return on plan assets......  (93)  (13)  --      --      --      --
Amortization of prior service cost..   91    91    71     --      --      --
Recognized net actuarial loss.......  --      1   --      --      --      --
                                     ----  ----  ----  ------  ------  ------
Net periodic benefit cost........... $694  $691  $485  $1,511  $1,298  $1,260
                                     ====  ====  ====  ======  ======  ======
Weighted-average assumptions as of
 December 31:
Discount rate....................... 8.00% 7.00% 7.25%   8.00%   7.00%   7.25%
Expected return on plan assets...... 8.50% 8.50% 8.50%    --      --      --

                           PRIMEX TECHNOLOGIES, INC.

  The change in benefit obligation and plan assets and reconciliation of funded status of the Bargaining Employees Pension Plan and Post-Retirement Benefit Plan at December 31, 1999 and 1998 is summarized below:

                                     Bargaining Employees     Post-Retirement
                                         Pension Plan          Benefit Plan
                                     ----------------------  ------------------
                                        1999        1998       1999      1998
                                     ----------  ----------  --------  --------
Change in benefit obligation:
Benefit obligation at beginning of
 year..............................  $    2,533  $    1,709  $ 10,041  $  9,642
  Service cost.....................         524         479       748       682
  Interest cost....................         172         133       763       616
  Plan amendments..................         --          268       --        --
  Business divestiture.............         --          --        --        262
  Actuarial gain...................        (513)        (47)     (125)     (949)
  Benefits paid....................         (26)         (9)     (190)     (212)
                                     ----------  ----------  --------  --------
Benefit obligation at end of year..  $    2,690  $    2,533  $ 11,237  $ 10,041
                                     ==========  ==========  ========  ========

Change in plan assets:
Fair value of plan assets at
 beginning of year.................  $      760  $      --   $    --   $    --
  Actual return on plan assets.....          83          13       --        --
  Company contributions............         567         756       --        --
  Benefits paid....................         (26)         (9)      --        --
                                     ----------  ----------  --------  --------
Fair value of plan assets at end of
 year..............................  $    1,384  $      760  $    --   $    --
                                     ==========  ==========  ========  ========

Reconciliation of funded status:
  Under funded status of the plan..  $   (1,305) $   (1,773) $(11,237) $(10,041)
  Unrecognized net actuarial (gain)
   losses..........................        (223)        281      (308)     (183)
  Unamortized prior service cost...         983       1,074       --        --
                                     ----------  ----------  --------  --------
Accrued benefit cost...............  $     (545) $     (418) $(11,545) $(10,224)
                                     ==========  ==========  ========  ========

Amounts recognized in the
 accompanying
 consolidated balance sheets:
  Accrued benefit liability........  $   (1,305) $   (1,773) $(11,545) $(10,224)
  Intangible asset.................         760       1,074       --        --
  Accumulated other comprehensive
   income..........................         --          281       --        --
                                     ----------  ----------  --------  --------
Net amount recognized..............  $     (545) $     (418) $(11,545) $(10,224)
                                     ==========  ==========  ========  ========

  The assumed health care cost trend rate used in measuring the Post-Retirement Benefit Plan cost for 1999 is 7.25%, gradually declining to 5.00% in 2002 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the Post-Retirement Benefits Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                         1-Percentage-Point 1-Percentage-Point
                                              Increase           Decrease
                                         ------------------ ------------------
     Effect on total of service and
      interest cost components in 1999..        $ 49              $ (53)
     Effect on benefit obligation as of
      December 31, 1999.................        $384              $(432)

                           PRIMEX TECHNOLOGIES, INC.

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

  At December 31, 1999, a total of 700,000 shares of common stock were reserved for issuance in connection with restricted stock unit grants, of which a total of 14,600 shares were available for grant. Unearned compensation is charged to shareholder's equity for the market value of restricted shares when granted and amortized over the vesting period. Compensation expense recognized on restricted shares in 1999, 1998 and 1997 was $2,215, $2,089 and $1,983, respectively.

  At December 31, 1999, a total of 996,400 shares of common stock were reserved for issuance in connection with stock option grants of which a total of 14,332 shares were available for grant. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant. Options generally become vested in one-third installments over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees; accordingly, no compensation cost has been recognized for the stock options granted.

  Stock option activity for 1999 and 1998 is summarized as follows:

                                                         Stock  Weighted Average
                                                        Options  Exercise Price
                                                        ------- ----------------
     Outstanding at December 31, 1997..................     --       $  --
       Granted......................................... 550,000      $17.56
       Exercised.......................................     --       $  --
       Forfeited.......................................     --       $  --
                                                        -------      ------
     Outstanding at December 31, 1998.................. 550,000      $17.56
       Granted......................................... 445,600      $21.13
       Exercised.......................................   3,600      $16.94
       Forfeited.......................................   9,932      $19.00
                                                        -------      ------
     Outstanding at December 31, 1999.................. 982,068      $19.16
                                                        =======      ======

  Options outstanding and exercisable at December 31, 1999 are summarized as follows:

                                Outstanding Options
                         -------------------------------------------
                                                   Average
          Exercise         Number                 Remaining                Exercisable
           Prices        Outstanding           Contractual Life           Stock Options
          --------       -----------           ----------------           -------------
          $16.94           489,734                   8.0                     179,743
          $23.72            47,334                   8.4                      16,673
          $21.13           439,000                   9.0                         --
          $20.94             6,000                   9.3                         --
                           -------                   ---                     -------
                           982,068                   8.5                     196,416
                           =======                   ===                     =======

                           PRIMEX TECHNOLOGIES, INC.

   For purposes of pro forma disclosures, the fair value of options was estimated at the date of grant using Black-Scholes option pricing model. The estimated per share weighted average fair value of options granted during 1999 was $7.53 and during 1998 was $6.12, using the following assumptions:

                                                                     1999  1998
                                                                     ----  ----
     Dividend yield.................................................  1.4%  1.4%
     Volatility factor.............................................. 38.4% 41.3%
     Risk free interest rate........................................  5.1%  5.9%
     Expected life in years.........................................  3.0   4.5

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

                                                                 1999    1998
                                                                ------- -------
     Pro forma net income...................................... $18,148 $14,609
     Pro forma income per share:
       Basic................................................... $  1.80 $  1.42
       Diluted................................................. $  1.70 $  1.36

Shareholder Rights Plan

   The Company has adopted a Shareholder Rights Plan, which is designed to prevent a potential acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the acquirer) to buy one two-thousandth (1/2000), subject to adjustment, of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $55.00. The rights are exercisable only if a person acquires more than 15% of the Company's common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company's common stock. If any person acquires more than 15% of the Company's common stock and in the event of a subsequent merger or combination, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a value of twice the exercise price. The rights will expire on December 19, 2006, unless earlier redeemed at $0.005 per right by the Company.

Commitments and Contingencies

   The Company leases certain properties, such as manufacturing, warehousing and office space, and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $6,537 in 1999, $5,648 in 1998 and $5,515 in 1997 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999 are as follows: $5,198 in 2000, $3,360 in 2001; $3,092 in
2002; $2,699 in 2003, $2,378 in 2004.

   In the ordinary course of business, the Company is contingently liable for performance under letters of credit totaling approximately $15,690 at December 31, 1999. The Company does not believe that exposure to loss is likely and is of the opinion that the fair value of these instruments is zero.

                           PRIMEX TECHNOLOGIES, INC.

Environmental

   The Company is party to various governmental and private environmental actions associated with waste disposal, manufacturing and test sites. Environmental provisions charged to operations were $150 in 1999, $830 in 1998, and none in 1997. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $798 and $1,834 at December 31, 1999 and 1998, respectively, which are classified as other non-current liabilities.

   During 1998, the Company agreed to a settlement regarding costs associated with environmental remediation at a location where the Company formerly had manufacturing operations. As a result of this settlement, a charge to operations of $800 was made during 1998 and the remaining cost of $800 was charged to reserves during 1999.

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

Net Income Per Share

   The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the years ended December 31, 1999, 1998 and 1997:


                                                     1999       1998       1997
                                                  ---------- ---------- ----------
     Denominator for basic net income per share:
       Weighted average shares outstanding and
        vested..................................  10,079,004 10,273,830 10,347,338
     Effect of dilutive securities:
       Employee stock options...................      77,645     58,424        --
       Restricted stock unit grants.............     517,852    425,130    226,478
                                                  ---------- ---------- ----------
                                                     595,497    483,554    226,478
                                                  ---------- ---------- ----------
     Denominator for diluted net income per
      share....................................   10,674,501 10,757,384 10,573,816
                                                  ========== ========== ==========

                           PRIMEX TECHNOLOGIES, INC.

Accumulated Other Comprehensive Income

   The components of other comprehensive income are as follows:

                                                               Minimum
                                                   Currency    Pension
                                                  Translation Liability
                                                  Adjustments Adjustment Total
                                                  ----------- ---------- -----
     Balance at December 31, 1997................    $ (24)     $ --     $ (24)
     Currency translation adjustment.............        4        --         4
     Minimum pension liability adjustment........      --        (281)    (281)
                                                     -----      -----    -----
     Balance at December 31, 1998................      (20)      (281)    (301)
     Currently translation adjustment............       (1)       --        (1)
     Minimum pension liability adjustment........      --         281      281
                                                     -----      -----    -----
     Balance at December 31, 1999................    $ (21)     $ --     $ (21)
                                                     =====      =====    =====

Quarterly Financial Data (Unaudited)

  The following is a summary of unaudited quarterly operating results for years ending December 31, 1999, 1998 and 1997:

                                              First    Second   Third    Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------- -------- -------- --------
     1999
     Sales.................................. $117,372 $133,285 $129,837 $163,858
     Gross Profit...........................   28,652   31,222   32,855   36,519
     Operating Income.......................    9,252   10,988   11,555   12,465
     Net Income.............................    4,054    5,142    5,343    5,894
     Net Income Per Share:
       Basic................................ $   0.40 $   0.51 $   0.53 $   0.59
       Diluted.............................. $   0.38 $   0.48 $   0.50 $   0.55
     1998
     Sales.................................. $112,251 $111,068 $112,753 $159,196
     Gross Profit...........................   23,462   26,916   24,146   27,788
     Operating Income.......................    5,217    5,458    5,905    8,723
     Net Income.............................    2,968    5,064    3,800    4,431
     Net Income Per Share:
       Basic................................ $   0.29 $   0.49 $   0.37 $   0.43
       Diluted.............................. $   0.28 $   0.47 $   0.35 $   0.41
     1997
     Sales.................................. $114,799 $112,921 $118,861 $144,243
     Gross Profit...........................   19,086   23,166   22,173   24,809
     Operating Income.......................    3,387    6,079    5,734    5,715
     Net Income.............................      871    2,864    3,027    3,863
     Net Income Per Share:
       Basic................................ $   0.08 $   0.28 $   0.29 $   0.38
       Diluted.............................. $   0.08 $   0.27 $   0.29 $   0.36

                           PRIMEX TECHNOLOGIES, INC.

Business Segment Information

   The accounting policies of the Company's Ordnance and Aerospace segments are the same as those described in the summary of significant accounting policies. Corporate administration costs are allocated between reportable segments based on sales, assets and personnel. Corporate interest expense is allocated between reportable segments based on working capital employed. Company management evaluates performance based on segment profit or loss from operations before unusual items and income taxes.

   The Company's largest customer is the U.S. Government. Sales from contracts with the U.S. Government or U.S. Government prime contractors were approximately 76%, 67% and 66% of total 1999, 1998 and 1997 sales, respectively. Export sales from the United States were $56,983, $52,984 and $67,867 in 1999, 1998 and 1997, respectively.

   The following table presents information about reportable segment operations and assets:

                                                       1999     1998     1997
                                                     -------- -------- --------
     Revenues from external customers:
       Ordnance..................................... $435,564 $360,675 $358,879
       Aerospace....................................  108,788  134,593  131,945
                                                     -------- -------- --------
     Total consolidated revenues....................  544,352  495,268  490,824
                                                     ======== ======== ========
     Depreciation and amortization
       Ordnance.....................................   19,168   14,256   13,624
       Aerospace....................................    5,310    5,434    5,753
       All other....................................      466      352      331
                                                     -------- -------- --------
     Total consolidated depreciation and
      amortization..................................   24,944   20,042   19,708
                                                     ======== ======== ========
     Interest expense:
       Ordnance.....................................    9,758    1,676      957
       Aerospace....................................    2,147    1,599    2,778
                                                     -------- -------- --------
     Total consolidated interest expense............   11,905    3,275    3,735
                                                     ======== ======== ========
     Segment profit:
       Ordnance.....................................   28,803   18,589   14,428
       Aerospace....................................    4,935    6,150    4,528
                                                     -------- -------- --------
     Total segment profit...........................   33,738   24,739   18,956
     Reconciling items:
       Non-recurring income.........................      --     2,920      --
                                                     -------- -------- --------
     Total consolidated income before income taxes..   33,738   27,659   18,956
                                                     ======== ======== ========
     Segment assets:
       Ordnance.....................................  322,028  348,264  172,318
       Aerospace....................................  106,178  107,922  115,141
                                                     -------- -------- --------
     Total segment assets...........................  428,206  456,186  287,459
     Corporate assets...............................   22,223   15,149    8,832
                                                     -------- -------- --------
     Total consolidated assets......................  450,429  471,335  296,291
                                                     ======== ======== ========
     Expenditures for additions to long-lived
      assets:
       Ordnance.....................................   12,344   10,972    6,531
       Aerospace....................................    6,900    6,840    3,793
       All other....................................       34       82      317
                                                     -------- -------- --------
     Total expenditures for additions to long-lived
      assets........................................ $ 19,278 $ 17,894 $ 10,641
                                                     ======== ======== ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to executive officers is included in this report at the end of Part I under the caption "Executive Officers of the Company."

  The information relating to directors appearing under the caption "Proposal No. 1--Election of Directors" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission is incorporated herein by reference.

  The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the captions "Security Ownership of Directors and Officers" and "Certain Beneficial Owners" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report:

  (1)  Financial Statements.

    The following is a list of all the Consolidated Financial Statements included in Item 8 of Part II.

                                                                           Page
                                                                           ----
   Independent Auditors' Report--Ernst & Young LLP........................  20
   Consolidated Balance Sheets as of December 31, 1999 and 1998...........  21
   Consolidated Statements of Income, Years Ended December 31, 1999, 1998
    and 1997..............................................................  22
   Consolidated Statements of Shareholders' Equity, Years Ended December
    31, 1999, 1998 and 1997...............................................  23
   Consolidated Statements of Cash Flows, Years Ended December 31, 1999,
    1998 and 1997.........................................................  24
   Notes to the Consolidated Financial Statements.........................  25

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

   3.1   Amended and Restated Articles of Incorporation, as amended.

   3.2   Amended and Restated By-laws of the Company.

   4.1 Amended and restated Articles of Incorporation, as amended (filed as Exhibit 3.1 hereto).

   4.2 Amended and restated By-laws of the Company (filed as Exhibit 3.2 hereto).

   4.3   Rights Agreement dated February 1, 2000 between the Company and The
         Bank of New York.

   4.4   Form of Rights Certificate (filed with Exhibit 4.3 hereto).

  10.1   Form of Executive Agreement for Mr. J. G. Hascall.*

  10.2 Form of Executive Agreement for Messrs. J. D. DeMaire, J. E. Fischer and G. H. Pain.*

  10.3   Form of Executive Agreement for Mr. M. S. Wilson.*

  10.4 Primex Technologies, Inc. Stock Plan for Nonemployee Directors, as amended.*

  10.5 1996 Long Term Incentive Plan of Primex Technologies, Inc., as amended.*

  10.6 Technology Transfer and License Agreement dated December 30, 1996 between Primex Technologies, Inc. and Olin Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A filed January
         24, 1997 (SEC File No. 0-28942).

  10.7   Assumption of Liabilities and Indemnity Agreement dated December 31,
         1996 between Primex Technologies, Inc. and Olin Corporation.
         Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K/A filed January 24, 1997 (SEC File No. 0-28942).


 Exhibit
 Number                                Description
 -------                               -----------
  10.8   Covenant Not to Compete Agreement dated December 31, 1996 between
         Primex Technologies, Inc. and Olin Corporation. Incorporated by
         reference to Exhibit 10.7 to the Company's Form 8-K/A filed January
         24, 1997 (SEC File No. 0-28942).

  10.9   Primex Technologies, Inc. Incentive Compensation Plan, as amended.*

  10.10  Transition Bonus Program of Primex Technologies, Inc., as amended.
         Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed March 17, 1999 (SEC File No. 0-28942).*

  10.11  Primex Technologies, Inc. Restoration Bonus Plan, as amended.*

  10.12  Primex Technologies, Inc. 2000 Long Term Incentive Plan.*

  10.13  Building and Igloo Lease between U.S. Fish and Wildlife Service and
         Primex Technologies, Inc. dated January 1, 1997. Incorporated by reference to Exhibit 10.23 to the Company's 10-K filed March 19, 1998
         (SEC File No. 0-28942).

  10.14  Lease Agreement between Zaser and Longston, Inc. and Primex Aerospace
         Company dated March 11, 1998.

  10.15  Lease Agreement between The Northwestern Mutual Life Insurance Company
         (now BBS Corp.) and U.S. Ordnance (as assignee) dated July 1, 1956 (on renewal). Incorporated by reference to Exhibit 10.26 to the Company's
         10-K filed March 19, 1998 (SEC File No. 0-28942).

  10.16  Lease Agreement between Heger Realty Corporation and Aerojet Ordnance
         Company (now U.S. Ordnance Company) dated October 15, 1985.
         Incorporated by reference to Exhibit 10.28 to the Company's 10-K filed
         March 19, 1998 (SEC File No. 0-28942).
  10.17  Lease Agreement between CMS Defense Systems, Inc. and The Board of
         Education of the Stone County School District dated September 1, 1998.
         Incorporated by reference to Exhibit 10.22 to the Company's 10-K filed
         March 17, 1999 (SEC File No. 0-28942).
  10.18  Lease Agreement between Richard R. Bennett and Betty J. Bennett and
         OTI International, Inc. (now Hitech Holdings, Inc.) dated February 27,
         1994. Incorporated by reference to Exhibit No. 10.23 to the Company's
         10-K filed March 17, 1999 (SEC No. 0-28942).
  10.19  Lease Agreement between The Industrial Development Board of the City of Anniston and Defense Research Incorporated dated March 1, 1995.
  10.20  Net Lease Agreement between Opus Northwest, L.L.C. and Primex
         Aerospace Company dated July 27, 1998, as amended.
  10.21  Stock Purchase Agreement by and between Primex Technologies, Inc. and
         Daimler-Benz Finance Corporation, dated October 9, 1998. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K/A filed November
         23, 1998 (SEC File No. 0-28942). (Pursuant to Item 601(b)(2) of
         Regulation S-K, the Company hereby agrees to furnish supplementally to the Commission, upon request, a copy of any schedule or exhibit omitted from such Stock Purchase Agreement as filed herewith).
  21     List of subsidiaries of Primex Technologies, Inc.
  23     Consent of Ernst & Young LLP.
  27     Financial Data Schedule.

--------
* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K:

  During the quarterly period ended December 31, 1999, no reports on Form 8-K were filed by the Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Primex Technologies, Inc.
                                          (Registrant)

March 7, 2000

                                                   /s/ George H. Pain
                                          By: _________________________________
                                                     George H. Pain
                                           Vice President, General Counsel and
                                                        Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                 Signature                            Title                  Date
                 ---------                            -----                  ----


         /s/ James G. Hascall               Chairman of the Board and    March 7, 2000
___________________________________________  Chief Executive Officer
             James G. Hascall                and Director


        /s/ J. Douglas DeMaire              President and Director       March 7, 2000
___________________________________________
            J. Douglas DeMaire

          /s/ John E. Fischer               Vice President and Chief     March 7, 2000
___________________________________________  Financial and Accounting
              John E. Fischer                Officer

            /s/ David Lasky                 Director                     March 7, 2000
___________________________________________
                David Lasky

           /s/ Bob Martinez                 Director                     March 7, 2000
___________________________________________
               Bob Martinez

        /s/ William B. Mitchell             Director                     March 7, 2000
___________________________________________
            William B. Mitchell

           /s/ Robert H. Rau                Director                     March 7, 2000
___________________________________________
               Robert H. Rau

        /s/ Anthony W. Ruggiero             Director                     March 7, 2000
___________________________________________
            Anthony W. Ruggiero

          /s/ Leon E. Salomon               Director                     March 7, 2000
___________________________________________
              Leon E. Salomon