Form 10-Q
period 2000-04-02
PRIMEX TECHNOLOGIES INC
filed 2000-05-08
CIK 1019265

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 2, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from __________ to _________

                         Commission file number: 0-28942

                            PRIMEX TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                              06-1458069
-------------------------------                               ----------------
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

     As of April 28, 2000, there were outstanding 10,409,877 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

          Item 1.  Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets -
                   April 2, 2000 and December 31, 1999.................    3

                   Condensed Consolidated Statements of Operations -
                   Three Months Ending April 2, 2000 and
                   March 28, 1999......................................    4

                   Condensed Consolidated Statements of Cash Flow -
                   Three Months Ending April 2, 2000 and
                   March 28, 1999......................................    5

                   Notes to Condensed Consolidated Financial
                   Statements..........................................    6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......    9

          Item 3.  Quantitative and Qualitative Disclosure of
                   Market Risk.........................................   11



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings...................................   12

          Item 6.  Exhibits and Reports on Form 8-K....................   12

                   Signatures..........................................   12

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PRIMEX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            APRIL 2,     DECEMBER 31,
                                                             2000            1999
                                                           ---------     ------------
ASSETS                                                    (UNAUDITED)
------
Current Assets:
     Receivables ....................................      $ 106,523       $ 120,351
     Inventories, Net ...............................         70,783          57,969
     Deferred Income Taxes ..........................          9,204          10,803
     Other Current Assets ...........................          4,346           3,106
                                                           ---------       ---------
         Total Current Assets .......................        190,856         192,229

Property, Plant and Equipment .......................        291,105         288,025
Less: Accumulated Depreciation ......................       (176,142)       (171,075)
                                                           ---------       ---------
                                                             114,963         116,950

Goodwill, Net .......................................        112,522         113,644
Deferred Income Taxes ...............................          8,212           8,129
Other Assets ........................................         19,952          19,477
                                                           ---------       ---------

     Total Assets ...................................      $ 446,505       $ 450,429
                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-Term Borrowings and
     Current Portion of Long-Term Debt ..............      $   6,300       $  10,000
     Accounts Payable ...............................         37,084          42,836
     Contract Advances ..............................          4,465             524
     Accrued Liabilities ............................         38,455          41,620
                                                           ---------       ---------
         Total Current Liabilities ..................         86,304          94,980
Long-Term Debt ......................................        145,000         140,000
Other Liabilities ...................................         34,884          34,821
                                                           ---------       ---------
     Total Liabilities ..............................        266,188         269,801

Shareholders' Equity
     Common Stock; $1.00 par value; 60,000,000 shares
       authorized; issued and outstanding 10,406,543
       shares at April 2, 2000 and 9,946,525
       shares at December 31, 1999 ..................         10,407           9,946
     Other Shareholders' Equity .....................        169,910         170,682
                                                           ---------       ---------
         Total Shareholders' Equity .................        180,317         180,628
                                                           ---------       ---------

     Total Liabilities and Shareholders' Equity .....      $ 446,505       $ 450,429
                                                           =========       =========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED
                                         ----------------------
                                         APRIL 2,      MARCH 28,
                                           2000          1999
                                         --------      --------
Sales .............................      $110,484      $117,372

Operating Expenses:
    Cost of Goods Sold ............        81,551        88,720
    Selling and Administration ....        16,269        17,291
    Research and Development ......         2,329         2,109
    Restructuring .................         4,052            --
                                         --------      --------
Operating Income ..................         6,283         9,252

Interest Expense ..................         2,954         2,703
Other Income, Net .................         1,512           315
                                         --------      --------
Income Before Income Taxes ........         4,841         6,864

Income Tax Provision ..............         1,888         2,810
                                         --------      --------
Net Income ........................      $  2,953      $  4,054
                                         ========      ========

Net Income Per Share:
    Basic .........................      $   0.28      $   0.40
                                         ========      ========
    Diluted .......................      $   0.28      $   0.38
                                         ========      ========
Dividends Per Share ...............      $  0.075      $  0.075
                                         ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                           APRIL 2,       MARCH 28,
                                                             2000           1999
                                                           --------       --------
OPERATING ACTIVITIES

Net Cash Provided (Used) by Operating Activities ....      $  6,561       $ (1,671)

INVESTING ACTIVITIES

      Capital Expenditures ..........................        (3,233)        (3,043)
      Acquisition ...................................            --           (440)
                                                           --------       --------
Net Cash Used by Investing Activities ...............        (3,233)        (3,483)

FINANCING ACTIVITIES

      Net Short-Term Borrowing (Repayment) ..........        (8,700)         7,900
      Net Long-Term Debt Borrowing (Repayment) ......        10,000         (5,000)
      Repurchases of Common Stock ...................            --           (237)
      Restricted Stock Transactions .................        (3,847)            --
      Proceeds from Stock Options Exercised .........            --             61
      Dividends Paid ................................          (781)          (763)
                                                           --------       --------

Net Cash Provided (Used) in Financing Activities ....        (3,328)         1,961
                                                           --------       --------

Net Increase (Decrease) in Cash .....................      $     --       $ (3,193)
                                                           ========       ========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


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

         Operating results for the three month period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.

NET INCOME PER SHARE

         The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three-month periods ended April 2, 2000 and March 28, 1999.

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       APRIL 2,        MARCH 28,
                                                         2000            1999
                                                      ----------      ----------
Denominator for basic net income per share:

  Weighted average shares
    outstanding and vested .....................      10,458,990      10,200,204

Effect of dilutive securities:
  Employee Stock Options .......................          85,322          82,902
  Restricted Stock Unit Grants .................           7,319         482,159
                                                      ----------      ----------

Dilutive potential common shares ...............          92,641         565,061
                                                      ----------      ----------

Denominator for diluted
  net income per share .........................      10,551,631      10,765,265
                                                      ==========      ==========

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

INVENTORIES


                                                 APRIL 2,    DECEMBER 31,
                                                   2000          1999
                                                  -------      -------
Inventories consist of the following:
     Raw materials and work in progress ....      $67,226      $56,726
     Finished goods ........................       10,830        8,516
                                                  -------      -------
                                                   78,056       65,242
     Less revaluation to LIFO ..............        7,273        7,273
                                                  -------      -------
                                                  $70,783      $57,969
                                                  =======      =======

         Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, April 2, 2000 balances reflect certain estimates relating to inventory quantities and costs at December 31, 2000. Inventory balances at April 2, 2000 and December 31, 1999 are net of reductions for progress payments in the amount of $3,021 and $5,283, respectively.

COMPREHENSIVE INCOME

         Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income, which includes currency translation and minimum pension liability adjustments, totaled $2,953 and $4,056 for the three-month periods ended April 2, 2000 and March 28, 1999, respectively.

LONG-TERM INCENTIVE PLAN

         A total of 527,000 stock options were granted to certain key employees on February 1, 2000, under the Primex Technologies, Inc. 2000 Long Term Incentive Plan. The exercise price of these options is $20.94 per share, which was the fair market value of the Company's common stock on the date of the grant. These options generally vest over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant.

         During the first quarter of 2000, 7,250 restricted stock units with an aggregate value of $149 were granted to certain employees of the Company. This restricted stock grant vests over a two-year period.

RESTRUCTURING

         In January 2000, the Company announced a plan to reduce costs and streamline the operating structure of its Aerospace segment, which resulted in the Company recording a one-time pre-tax restructuring charge of $4,052 ($2,472 after tax) during the first quarter of 2000. Of the total restructuring charge, approximately $3,460 relates to employee termination benefits and other personnel-related costs, and the balance of the charge is generally associated with facility consolidation costs. Total restructuring cash outlays during the first quarter of 2000 were $1,047, substantially all of which were related to workforce reductions. The remaining cash outlays associated with this restructuring activity are expected to occur in 2000.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

STOCKHOLDER'S EQUITY

         Restricted stock grants vesting during the first quarter of 2000 resulted in the issuance of 458,421 shares of common stock. The value of shares withheld from issuance to satisfy minimum tax withholdings of $3,847 was charged to additional paid-in-capital and the tax benefit resulting from the differences between compensation expense for financial statement and corporate income tax purposes of $1,288 was credited to additional paid-in-capital.

SEGMENT INFORMATION

                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                        APRIL 2,       MARCH 28,
                                                          2000           1999
                                                       ---------       ---------
Sales to external customers:
     Ordnance ....................................     $  91,011       $  93,856
     Aerospace ...................................        19,473          23,516
                                                       ---------       ---------
Total consolidated sales .........................     $ 110,484       $ 117,372
                                                       =========       =========

Segment profit:
     Ordnance ....................................     $   5,961       $   5,698
     Aerospace ...................................         2,932           1,166
                                                       ---------       ---------
Total consolidated income before income taxes ....         8,893           6,864

Reconciling Item:
     Restructuring ...............................        (4,052)             --
                                                       ---------       ---------

Total consolidated income before income taxes ....     $   4,841       $   6,864
                                                       =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three-month periods ended April 2, 2000 and March 28, 1999.

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           APRIL 2,   MARCH  28,
                                                             2000        1999
                                                           -------     -------
Sales:
     Tank and other large caliber ammunition .........       30.3%       32.4%
     Tactical missile and rocket components and
       services ......................................       15.1%       18.1%
     Medium caliber ammunition .......................       11.2%       12.5%
     Ball Powder(R)propellant ........................       11.4%        8.7%
     Electronic products .............................        8.7%       10.7%
     Space products ..................................        4.6%        5.0%
     Other products and services .....................       18.7%       12.6%
                                                          -------     -------
                                                            100.0%      100.0%

Cost of goods sold ...................................       73.8%       75.6%
                                                          -------     -------
Gross profit .........................................       26.2%       24.4%

Selling and administration expense ...................       14.7%       14.7%
Research and development expense .....................        2.1%        1.8%
Restructuring ........................................        3.7%       --
                                                          -------     -------
Operating income .....................................        5.7%        7.9%

Interest expense .....................................        2.7%        2.3%
Other income .........................................        1.4%        0.2%
                                                          -------     -------
Income before income taxes ...........................        4.4%        5.8%

Income tax provision .................................        1.7%        2.4%
                                                          -------     -------
Net income ...........................................        2.7%        3.4%
                                                          =======     =======

RESULTS OF OPERATIONS

     The Company's sales of $110.5 million during the first quarter of 2000 decreased by $6.9 million, or 6%, compared to the first quarter of 1999. First quarter 2000 Ordnance segment sales decreased to $91.0 million compared to $93.9 million in the corresponding period of 1999. This decrease reflects lower sales of large caliber ammunition resulting from the conclusion of a tactical tank ammunition contract combined with lower medium caliber ammunition and tactical missile and rocket component shipments during the first quarter of 2000. These decreases were partially offset by higher sales of propellant, petroleum drilling pipe joints and other steel products for commercial markets. Sales in the Aerospace segment decreased to $19.5 million during the first quarter of 2000 compared to $23.5 million for the corresponding period of 1999. This decrease reflects a lower level of electronic product sales resulting from contract completions and delayed start-up of follow on programs.

     Gross margins as a percentage of sales improved to 26% during the first quarter of 2000 from 24% for the corresponding period of 1999. This increase reflects a combination of operational improvements associated with the Aerospace segment restructuring discussed below and overall improved program performance for large caliber ammunition contracts.

     Selling and administration expense as a percentage of sales was 15% during the first quarter of both 2000 and 1999. Administration expense decreased during the first quarter of 2000 as the result of lower management incentive costs compared to the corresponding period of 1999.

     Research and development expenses increased $0.2 million, or 10%, during the first quarter of 2000 compared to the corresponding period of 1999.

     In January 2000, the Company announced a plan to reduce costs and streamline the operating structure of its Aerospace segment, which resulted in the Company recording a one-time pre-tax restructuring charge of $4.1 million during the first quarter of 2000. Of the total restructuring charge, approximately $3.5 million relates to employee termination benefits and other personnel-related costs, and the balance of the charge is generally associated with facility consolidation costs.

     Interest expense of $3.0 million for the first quarter of 2000 compared to $2.7 million for the corresponding period of 1999 reflects the higher effective interest rates during 2000 as compared to 1999.

     Non-operating income for the first quarter of 2000 includes $1.2 million of non-recurring fees received in connection with the licensing of product technology. There was no comparable income during the first quarter of 1999.

     The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

     Net income of $5.4 million (excluding the $2.4 million after tax effect of the restructuring charge) for the first quarter of 2000 reflects an increase of $1.3 million over net income of $4.1 million in the corresponding period of 1999. This improvement is primarily due to higher gross margins and lower selling and administration expenses offset by increased financing costs.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash flow provided by operations was $6.6 million during the first quarter of 2000 compared to cash flow used by operations of $1.7 million during the first quarter of 1999. Included in the first quarter 2000 cash flows are $1.3 million of cash tax benefits resulting from the vesting of restricted stock grants during the quarter.

     Investing activities during the first quarter of 2000 reflect planned capital expenditures of $3.2 million compared to similar expenditures of $3.0 million during the first quarter of 1999. Additionally, investing activities during the first quarter of 1999 included an expenditure of $0.4 for the acquisition of a new product line.

       Financing activities during the first quarter of 2000 included the payment of $3.8 million in minimum tax withholdings in connection with the vesting of restricted stock grants. During the first quarter of 1999, the Company purchased and retired 11,420 shares of common stock at an aggregate cost of approximately $0.2 million. There were no comparable stock purchase during the first quarter of 2000.

     Cash dividends paid during the first quarter of both 2000 and 1999 were $0.8 million.

     The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term lines are limited to the committed RCA maximum. Outstanding borrowings under the RCA and short-term credit lines at April 2, 2000 were $91.3 million.

     The Company's RCA and 7.5% Senior Notes ("Term Notes") both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements of the RCA and Term Notes. Under the terms of these financial covenants the Company has up to an additional $56.5 million available for borrowings at April 2, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended April 2, 2000. Refer to page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding market risk and risk management policies.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to a number of pending or threatened investigations, claims and proceedings. The Company believes that all such investigations, claims, and proceedings are immaterial to the Company or routine and incidental to the Company's business. While the Company cannot predict the ultimate outcome of the pending or threatened proceedings, including matters arising under provisions relating to the protection of the environment, it does not believe that the consequences will be materially adverse to its results of operation or financial position or that the Company's liability with respect thereto will exceed the amounts which have previously been charged to operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27. Financial Data Schedule

         (b) During the quarter period ended April 2, 2000 no reports filed on Form 8-K were filed by the Company.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRIMEX TECHNOLOGIES, INC.
                                             (Registrant)

Date: May 8, 2000                                     /s/ GEORGE H. PAIN
                                             -----------------------------------
                                             Vice President, General Counsel and
                                             Secretary


Date: May 8, 2000                                     /s/JOHN E. FISCHER
                                             -----------------------------------
                                             Vice President, Chief Financial and
                                             Accounting Officer