Form 10-Q
period 2000-07-02
PRIMEX TECHNOLOGIES INC
filed 2000-08-07
CIK 1019265

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 2, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

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

         As of July 31, 2000, there were outstanding 10,409,907 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets -
                      July 2, 2000 and December 31, 1999....................3

                      Condensed Consolidated Statements of Operations -
                      Three Months Ended July 2, 2000 and June 27, 1999;
                      Six Months Ended July 2, 2000 and June 27, 1999 ......4

                      Condensed Consolidated Statements of Cash Flow -
                      Six Months Ended July 2, 2000 and June 27, 1999.......5

                      Notes to Condensed Consolidated Financial Statements..6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........10

           Item 3.    Quantitative and Qualitative Disclosure of
                      Market Risk...........................................13



PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.....................................13

           Item 4.    Submission of Matters to a Vote of Security Holders...14

           Item 6.    Exhibits and Reports on Form 8-K......................14

                      Signatures............................................14

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PRIMEX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            JULY 2,       DECEMBER 31,
                                                             2000            1999
                                                           ---------       ---------
ASSETS                                                    (UNAUDITED)
------

Current Assets:
     Receivables ....................................      $ 118,145       $ 120,351
     Inventories, Net ...............................         72,772          57,969
     Deferred Tax Asset .............................          9,150          10,803
     Other Current Assets ...........................          6,925           3,106
                                                           ---------       ---------
        Total Current Assets ........................        206,992         192,229

Property, Plant and Equipment .......................        291,369         288,025
Less: Accumulated Depreciation ......................       (178,843)       (171,075)
                                                           ---------       ---------
                                                             112,526         116,950

Goodwill, Net .......................................        133,546         113,644
Deferred Income Taxes ...............................          8,900           8,129
Other Assets ........................................         19,827          19,477
                                                           ---------       ---------

     Total Assets ...................................      $ 481,791       $ 450,429
                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-Term Borrowings and
       Current Portion of Long Term Debt ............      $   5,300       $  10,000
     Accounts Payable ...............................         33,311          42,836
     Contract Advances ..............................          6,599             524
     Accrued Liabilities ............................         45,196          41,620
                                                           ---------       ---------
         Total Current Liabilities ..................         90,406          94,980
Long-Term Debt ......................................        170,000         140,000
Other Liabilities ...................................         36,059          34,821
                                                           ---------       ---------
     Total Liabilities ..............................        296,465         269,801

Shareholders' Equity
     Common Stock; $1.00 par value; 60,000,000 shares
       authorized; issued and outstanding 10,409,907
       shares at July 2, 2000 and 9,946,525
       shares at December 31, 1999 ..................         10,410           9,946
     Other Shareholders' Equity .....................        174,916         170,682
                                                           ---------       ---------
         Total Shareholders' Equity .................        185,326         180,628
                                                           ---------       ---------

     Total Liabilities and Shareholders' Equity .....      $ 481,791       $ 450,429
                                                           =========       =========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                             ----------------------      ----------------------
                                              JULY 2,      JUNE 27,       JULY 2,      JUNE 27,
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
Sales .................................      $123,125      $133,285      $233,609      $250,657
Operating Expenses:
   Cost of Goods Sold .................        91,280       102,063       172,831       190,783
   Selling and Administration .........        17,154        17,307        33,423        34,598
   Research and Development ...........         2,766         2,927         5,095         5,036
   Restructuring and Other Charges ....            --            --         4,052            --
                                             --------      --------      --------      --------
Operating Income ......................        11,925        10,988        18,208        20,240

Interest Expense ......................         2,965         2,854         5,919         5,557
Other Income, Net .....................           352           329         1,864           644
                                             --------      --------      --------      --------

Income Before Income Taxes ............         9,312         8,463        14,153        15,327
Income Tax Provision ..................         3,632         3,321         5,520         6,131
                                             --------      --------      --------      --------

Net Income ............................      $  5,680      $  5,142      $  8,633      $  9,196
                                             ========      ========      ========      ========

Net Income Per Share:
     Basic ............................      $   0.54      $   0.51      $   0.83      $   0.91
                                             ========      ========      ========      ========
     Diluted ..........................      $   0.54      $   0.48      $   0.82      $   0.86
                                             ========      ========      ========      ========
Dividends Per Share ...................      $  0.075      $  0.075      $   0.15      $   0.15
                                             ========      ========      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        (IN THOUSANDS, EXCEPT SHARE DATE)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                -----------------------
                                                                 JULY 2,       JUNE 27,
                                                                  2000           1999
                                                                --------       --------
OPERATING ACTIVITIES

     Net Cash Provided by Operating Activities ...........      $  7,903       $ 17,598

INVESTING ACTIVITIES

Capital Expenditures .....................................        (5,690)        (8,795)
Acquisition of Business ..................................       (22,161)          (440)
                                                                --------       --------

     Net Cash Used in Investing Activities ...............       (27,851)        (9,235)

FINANCING ACTIVITIES

Net Short-Term Borrowing (Repayment) .....................        (9,700)         3,400
Net Long-Term Debt Borrowing (Repayment) .................        35,000        (10,000)
Repurchases of Common Stock ..............................            --         (3,501)
Restricted Stock Transactions ............................        (3,847)            --
Proceeds From Stock Options Exercised ....................            56             61
Dividends Paid ...........................................        (1,561)        (1,516)
                                                                --------       --------

     Net Cash Provided (Used) in Financing Activities ....        19,948        (11,556)
                                                                --------       --------


Net Increase (Decrease) in Cash ..........................      $     --       $ (3,193)
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

     Operating results for the three and six-month periods ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.

NET INCOME PER SHARE

     The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three and six-month periods ended July 2, 2000 and June 27, 1999.

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      --------------------------      --------------------------
                                                        JULY 2,        JUNE 27,         JULY 2,        JUNE 27,
                                                         2000            1999            2000            1999
                                                      ----------      ----------      ----------      ----------
Denominator for basic net income per share:
   Weighted average shares
     outstanding and vested ....................      10,462,784      10,077,219      10,460,887      10,138,712

Effect of dilutive securities:
   Employee Stock Options ......................          75,109          59,789          80,216          71,345
   Restricted Stock Unit Grants ................           9,648         509,122           8,483         495,641
                                                      ----------      ----------      ----------      ----------

Dilutive potential common shares ...............          84,757         568,911          88,699         566,986
                                                      ----------      ----------      ----------      ----------
Denominator for diluted net
   income per share ............................      10,547,541      10,646,130      10,549,586      10,705,698
                                                      ==========      ==========      ==========      ==========

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

INVENTORIES

                                               JULY 2, 2000    DECEMBER 31, 1999
                                               ------------    -----------------
Inventories consist of the following:
     Raw materials and work in progress ....      $71,909           $56,726
     Finished goods ........................        8,136             8,516
                                                  -------           -------
                                                   80,045            65,242
     Less revaluation to LIFO ..............        7,273             7,273
                                                  -------           -------
                                                  $72,772           $57,969
                                                  =======           =======

     Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, July 2, 2000 balances reflect certain estimates relating to inventory quantities and costs at December 31, 2000. Inventory balances at July 2, 2000 and December 31, 1999 are net of reductions for progress payments in the amount of $595 and $5,283, respectively.

COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income, which includes currency translation and minimum pension liability adjustments, totaled $5,680 and $5,139 for the three-month periods and $8,633 and $9,195 for the six-month periods ended July 2, 2000 and June 27, 1999, respectively.

LONG-TERM INCENTIVE PLAN

     Under the Primex Technologies, Inc. 2000 Long Term Incentive Plan, a total of 527,000 and 97,750 stock options were granted to certain key employees on February 1, and May 2, 2000, respectively, at exercise prices of $20.94 and $22.00 per share, respectively, which was the fair market value of the Company's common stock on the date of the grants. These options generally vest over a three-year period beginning one year from the date of grant and have a ten-year term from the date of grant.

     During the first six months of 2000, 8,250 restricted stock units with an aggregate value of $171 were granted to certain employees of the Company. This restricted stock grant vests over a two-year period.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

RESTRUCTURING AND OTHER CHARGES

     In January 2000, the Company announced a plan to reduce costs and streamline its operating structure, which resulted in the Company recording a one-time pre-tax restructuring charge of $4,052 during the first quarter of 2000. During the second quarter of 2000, the Company recognized a restructuring credit of $600 to reflect estimated reductions in the ultimate cost of employee termination benefits resulting from such restructuring. The resulting restructuring charge of $3,452 included in operating results for the six months ended July 2, 2000 includes approximately $3,307 of cash charges, of which $2,528 relates to employee termination benefits and other personnel-related costs. The balance of the charge is generally associated with facility consolidation costs. Total restructuring cash outlays during the six months ended July 2, 2000 were $2,181, of which $1,474 was related to workforce reductions. The Company anticipates substantial completion of this restructuring during 2000.

     During the second quarter of 2000, the Company recognized a pre-tax charge of $600 for potential environmental liability at a Superfund site. This estimated cost has been included with "Other Liabilities" on the consolidated balance sheet at July 2, 2000.

STOCKHOLDER'S EQUITY

     Restricted stock grants vesting during the first quarter of 2000 resulted in the issuance of 458,421 shares of common stock. The value of shares withheld from issuance to satisfy minimum tax withholdings of $3,847 was charged to additional paid-in capital and the tax benefit resulting from the differences between compensation expense for financial statement and corporate income tax purposes of $1,288 was credited to additional paid-in-capital.

ACQUISITION

     Effective May 27, 2000, the Company acquired certain assets and assumed certain liabilities of the Kaiser Marquardt, Inc. bi-propellant rocket engine and turbo-products business. The purchase price for the acquired business was $22,161 ($21,406 in cash and $755 of transaction costs). The terms of the Asset Purchase Agreement ("APA") provide for the payment of $2,500 in additional consideration (placed in escrow at closing) contingent on certain future events. The APA further provides for additional contingent payments or receipts of up to $900 based on the future performance of a specific contract. Operations of the acquired business, which has been accounted for using the purchase method of accounting, is included in the Company's results of operations and financial position subsequent to the date of acquisition. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired business based upon their respective fair market values. Future contingent consideration will be recorded as additional purchase price when paid. Goodwill is being amortized over a period of thirty years. The Company's pro forma operating results, assuming this acquisition had been made at the beginning of the year, would not be materially different from reported operating results.

                            PRIMEX TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

SEGMENT INFORMATION

     The Company's operations are classified into two reportable segments, which reflect management's organization of operations around business units that offer different products and services. Each reportable segment is managed separately and requires different technology and marketing strategies. The Ordnance and Tactical Systems segment ("Ordnance") includes the development and production of ammunition, propellant, shaped charged warheads and precision metal assemblies. Additionally, Ordnance provides explosive load assemble and pack services. The Aerospace and Electronics segment ("Aerospace") includes the design, development and manufacturing of space, electronic, and solid propellant products and systems.

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          ------------------------      -------------------------
                                                           JULY 2,        JUNE 27,       JULY 2,        JUNE 27,
                                                            2000           1999           2000            1999
                                                          ---------      ---------      ---------       ---------
Sales to external customers:
     Ordnance ......................................      $  99,740      $ 106,093      $ 190,751       $ 199,949
     Aerospace .....................................         23,385         27,192         42,858          50,708
                                                          ---------      ---------      ---------       ---------
Total consolidated sales ...........................        123,125        133,285        233,609         250,657

Segment profit:
     Ordnance ......................................          7,234          6,795         13,195          12,493
     Aerospace .....................................          2,078          1,668          5,010           2,834
                                                          ---------      ---------      ---------       ---------
Total segment profit ...............................          9,312          8,463         18,205          15,327

Reconciling item:
     Restructuring and other charges ...............             --             --         (4,052)             --
                                                          ---------      ---------      ---------       ---------

Total consolidated income before income taxes ......      $   9,312      $   8,463      $  14,153       $  15,327
                                                          =========      =========      =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Operations for the three-month and six-month periods ended July 2, 2000 and June 27, 1999.

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   -------------------     -------------------
                                                                   JULY 2,    JUNE  27,    JULY 2,     JUNE 27,
                                                                    2000        1999        2000         1999
                                                                   -------     -------     -------     -------
Sales:
     Tank and other large caliber ammunition ................         27.6%       29.2%       28.8%       30.7%
     Tactical missile and rocket components and services ....         19.9%       19.1%       18.6%       18.6%
     Medium caliber ammunition ..............................         13.3%       15.9%       12.3%       14.3%
     Ball Powder(R) propellant ..............................         10.3%        9.1%       10.8%        8.9%
     Electronic products ....................................          8.2%        9.9%        8.4%       10.3%
     Space products .........................................          7.5%        5.7%        6.1%        5.4%
     Other products and services ............................         13.2%       11.1%       15.0%       11.8%
                                                                   -------     -------     -------     -------
                                                                     100.0%      100.0%      100.0%      100.0%
Cost of goods sold ..........................................         74.1%       76.6%       74.0%       76.1%
                                                                   -------     -------     -------     -------
Gross profit ................................................         25.9%       23.4%       26.0%       23.9%
Selling and administration expense ..........................         13.9%       13.0%       14.3%       13.8%
Research and development expense ............................          2.3%        2.2%        2.2%        2.0%
Restructuring and other charges .............................           --          --         1.7%         --
                                                                   -------     -------     -------     -------

Operating income ............................................          9.7%        8.2%        7.8%        8.1%
Interest expense ............................................          2.4%        2.1%        2.5%        2.2%
Other income ................................................          0.3%        0.2%        0.8%        0.2%
                                                                   -------     -------     -------     -------

Income before income taxes ..................................          7.6%        6.3%        6.1%        6.1%
Income tax provision ........................................          3.0%        2.4%        2.4%        2.4%
                                                                   -------     -------     -------     -------
Net income ..................................................          4.6%        3.9%        3.7%        3.7%
                                                                   =======     =======     =======     =======


RESULTS OF OPERATIONS

     The Company's sales of $123.1 million during the second quarter of 2000 decreased by $10.2 million or 8% compared to the second quarter of 1999. Sales of $233.6 million for the first six months of 2000 were 7% or $17.0 million lower than the corresponding period in 1999.

     Second quarter 2000 Ordnance segment sales decreased to $99.7 million compared to $106.1 million in the corresponding period of 1999. This decrease reflects lower sales of tactical tank ammunition and medium caliber ammunition to the U.S. Army. Ordnance segment sales decreases in the second quarter of 2000 were partially offset by increased sales of tactical tank ammunition to international customers and increases in the sales of other products and services.

     Second quarter Aerospace segment sales decreased to $23.4 million compared to $27.2 million in the corresponding period of 1999. This decrease primarily reflects a lower level of electronic system product sales related to a U.S. Air Force contract that was completed during 1999. Aerospace segment sales decreases in the second quarter of 2000, were partially offset by bi-propellant rocket engine sales associated with a business that was acquired during the quarter.

     Ordnance segment sales for the first six months of 2000 decreased to $190.8 million compared to $199.9 million in the corresponding period of 1999. This decrease reflects lower sales of large and medium caliber ammunition to the U.S. Army. This decrease was offset in part by increases in sales of propellant and other products and services during the first six months of 2000.

     Aerospace segment sales for the first six months of 2000 decreased to $42.9 million compared to $50.7 million in the corresponding period of 1999. This decrease primarily reflects a lower level of electronic system product sales related to a U.S. Air Force contract that was completed during 1999.

     Gross margins as a percentage of sales increased to 26% during the second quarter of 2000 from 23% for the corresponding period of 1999. For the first six months of 2000, gross margins as a percentage of sales increased to 26% compared to 24% during the first six months of 1999. The gross margin improvement for the first six months of 2000, compared to 1999, reflects a combination of improved program performance in both the large and medium caliber ammunition business units as well as operational improvements associated with the Company's restructuring activities that commenced during the first quarter of 2000.

     Selling and administration expense as a percentage of sales increased to 14% during both the second quarter and first six months of 2000 compared to 13% and 14%, respectively, for the corresponding periods of 1999. The percentage increase during the second quarter of 2000 compared to the corresponding period of 1999 is directly associated with the sales decrease during that period.

     Research and development expenses, during both the second quarter and first six months of 2000, were comparable to the corresponding periods of 1999.

     In January 2000, the Company announced a plan to reduce costs and streamline its operating structure, which resulted in the Company recording a one-time pre-tax restructuring charge of $4.1 million during the first quarter of 2000. During the second quarter of 2000 the Company recognized a restructuring credit of $0.6 million to reflect estimated reductions in the ultimate cost of employee termination benefits resulting form such restructuring. The resulting restructuring charge of $3.5 million included in operating results for the six months ended July 2, 2000 includes approximately $3.3 million of cash charges, of which $2.5 million relates to employee termination benefits and other personnel-related costs. The balance of the charge is generally associated with facility consolidation costs.

     During the second quarter of 2000, the Company recognized a pretax charge of $0.6 million for potential environmental liability at a Superfund site.

     Interest expense of $3.0 million for the second quarter of 2000 and $5.9 million for the first six months of 2000 compared to $2.9 million and $5.6 million, respectively, for the corresponding period of 1999 reflect the higher cost of borrowing currently being experienced by the Company.

     Non-operating income for the first six months of 2000 includes $1.2 million of non-recurring fees received in connection with the licensing of product technology. There was no comparable income during the first six months of 1999.

     The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

     Net income of $5.7 million for the second quarter and $11.0 million (excluding the $2.4 million after tax effect of restructuring and other non-recurring charges) for the first six months of 2000 reflect an increase of $0.5 million and $1.8 million, respectively, over the corresponding periods of 1999. This improvement is primarily due to higher gross margins and lower selling and administration expense offset by increased financing costs.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash flow provided by operations was $7.9 million during the first six months of 2000 compared to $17.6 million during the first six months of 1999.

     Investing activities during the first six months of 2000 reflect a decrease in planned capital expenditures to $5.7 million from $8.8 million during the first six months 1999. Additionally, investing activities during the first six months of 1999 included an expenditure of $0.4 for the acquisition of a new product line.

     Effective May 27, 2000, the Company acquired the certain assets and assumed certain liabilities of the Kaiser Marquardt, Inc. bi-propellant rocket engine and turbo-products business for $21.4 million cash plus additional payments of up to $3.4 million that are contingent on certain future events. Operations of the acquired business, accounted for using the purchase method of accounting, are included in the Company's results of operations and financial position in periods subsequent to the acquisition date.

       Financing activities during the first six months of 2000 included the payment of $3.8 million in minimum tax withholdings in connection with the vesting of restricted stock grants. During the first six months of 1999, the Company repurchased and retired 173,858 shares of its common stock at an aggregate cost of $3.5 million. There were no comparable expenditures during the first six months of 2000.

     Cash dividends of $0.075 per share were paid during both the first and second quarters of both 2000 and 1999.

     The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term credit lines are limited to the committed RCA maximum. Outstanding borrowings under the RCA and short-term credit lines at July 2, 2000 were $115.3.

     The Company's RCA and 7.5% Senior Notes ("Term Notes") both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements of the RCA and Term Notes. Under the terms of these financial covenants the Company has up to an additional $38.0 million available for borrowings at July 2, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There have been no material changes in the Company's market risk during the six months ended July 2, 2000. Refer to page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding market risk and risk management policies.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 2000, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). The matters submitted to a vote by the shareholders were the election of two directors, and the appointment of independent accountants for the Company.

     Votes cast for or withheld regarding the election of two directors were as follows:

                                                               FOR      WITHHELD
                                                               ---      --------
Robert H. Rau - Term expiring 2003 ......................   8,294,712    135,612
Leon E. Salomon - Term expiring 2003 ....................   8,244,573    185,751

     There were no broker non-votes.

     The foregoing represents two of the Company's eight Directors. The other six directors, whose terms of office as directors continued after the Annual Meeting, are as follows:

        TERM EXPIRING IN 2001                            TERM EXPIRING IN 2002
        ---------------------                            ---------------------
         J. Douglas DeMaire                                 James G. Hascall
         Bob Martinez                                       David Lasky
         Anthony W. Ruggiero                                William B. Mitchell

     At the Annual Meeting, the shareholders also ratified the appointment of Ernst & Young LLP as independent public accountants for the Company. The holders of 8,341,640 shares of common stock voted in favor; 53,590 voted against; 35,094 abstained from voting. There were no broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                27.  Financial Data Schedule

         (b) Reports filed on Form 8-K during this quarter

             During the quarterly period ended July 2, 2000, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRIMEX TECHNOLOGIES, INC.
                                             (Registrant)

Date: August 7, 2000                                 /s/ GEORGE H. PAIN
                                             -----------------------------------
                                             Vice President, General Counsel and
                                             Secretary


Date: August 7, 2000                                 /s/ JOHN E. FISCHER
                                             -----------------------------------
                                             Vice President, Chief Financial and
                                             Accounting Officer