Form 10-Q
period 2000-10-01
PRIMEX TECHNOLOGIES INC
filed 2000-11-02
CIK 1019265

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended October 1, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the transition period from _________ to ________

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

     As of October 31, 2000 there were outstanding 10,401,241 shares of the registrant's common stock, par value $1.00 per share.

                            PRIMEX TECHNOLOGIES, INC.

                                      INDEX


                                                                                                     Page No.
                                                                                                     --------
Part I.           Financial Information


                  Item 1.    Financial Statements (Unaudited)

                             Condensed Consolidated Balance Sheets -
                             October 1, 2000 and December 31, 1999..................................    3

                             Condensed Consolidated Statements of Income -
                             Three Months Ended October  1, 2000 and September 26, 1999;
                             Nine Months Ended October 1, 2000 and September 26, 1999...............    4

                             Condensed Consolidated Statements of Cash Flow -
                             Nine Months Ended October 1, 2000 and September 26, 1999...............    5

                             Notes to Condensed Consolidated Financial Statements...................    6

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations..........................   11

                  Item 3.    Quantitative and Qualitative Disclosure of
                             Market Risk............................................................   14



Part II.          Other Information

                  Item 1.    Legal Proceedings......................................................   15


                  Item 6.    Exhibits and Reports on Form 8-K.......................................   15

                             Signatures.............................................................   15

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PRIMEX TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       October 1,   December 31,
                                                         2000          1999
                                                      -----------   -----------
Assets

Current Assets:
     Receivables ....................................   $ 134,521    $ 120,351
     Inventories, Net ...............................      69,366       57,969
     Deferred Tax Asset .............................       9,370       10,803
     Other Current Assets ...........................       6,168        3,106
                                                        ---------    ---------
         Total Current Assets .......................     219,425      192,229

Property, Plant and Equipment .......................     295,285      288,025
Less: Accumulated Depreciation ......................    (183,690)    (171,075)
                                                        ---------    ---------
                                                          111,595      116,950
Goodwill, Net .......................................     132,239      113,644
Deferred Income Taxes ...............................       9,510        8,129
Other Assets ........................................      21,314       19,477
                                                        ---------    ---------

     Total Assets ...................................   $ 494,083    $ 450,429
                                                        =========    =========

Liabilities and Shareholders' Equity

Current Liabilities:
     Short-Term Borrowings and
        Current Portion of Long Tem Debt ............   $   9,800    $  10,000
     Accounts Payable ...............................      48,118       42,836
     Contract Advances ..............................       7,297          524
     Accrued Liabilities ............................      46,446       41,620
                                                        ---------    ---------
         Total Current Liabilities ..................     111,661       94,980
Long-Term Debt ......................................     155,000      140,000
Other Liabilities ...................................      36,225       34,821
                                                        ---------    ---------
     Total Liabilities ..............................     302,886      269,801

Shareholders' Equity
     Common Stock; $1.00 par value; 60,000,000 shares
        authorized; issued and outstanding 10,399,907
       shares at October 1, 2000 and 9,946,525
       shares at December 31, 1999 ..................      10,400        9,946
     Other Shareholders' Equity .....................     180,797      170,682
                                                        ---------    ---------
         Total Shareholders' Equity .................     191,197      180,628
                                                        ---------    ---------

     Total Liabilities and Shareholders' Equity .....   $ 494,083    $ 450,429
                                                        =========    =========



See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (Unaudited)

                                        Three Months Ended                 Nine Months Ended
                                   -----------------------------     ----------------------------
                                     October 1,    September 26,       October 1,  September 26,
                                       2000            1999               2000         1999
                                     --------        --------          --------      --------

Sales ............................   $131,515        $129,837          $365,124      $380,494

Operating Expenses:
   Cost of Goods Sold ............     96,817          96,982           269,648       287,765
   Selling and Administration ....     18,135          18,765            51,558        53,363
   Research and Development ......      2,381           2,535             7,476         7,571
   Restructuring and Other Charges        -               -               4,052           -
                                     --------        --------          --------      --------
Operating Income .................     14,182          11,555            32,390        31,795

Interest Expense .................      3,350           3,185             9,269         8,742
Other Income, Net ................        382             292             2,246           936
                                     --------        --------          --------      --------
Income Before Income Taxes .......     11,214           8,662            25,367        23,989

Income Tax Provision .............      4,377           3,319             9,897         9,450
                                     --------        --------          --------      --------

Net Income .......................   $  6,837        $  5,343          $ 15,470      $ 14,539
                                     ========        ========          ========      ========

Net Income Per Share:
     Basic .......................   $   0.65        $   0.53          $   1.48      $   1.44
                                     ========        ========          ========      ========
     Diluted .....................   $   0.64        $   0.50          $   1.46      $   1.36
                                     ========        ========          ========      ========
Dividends Per Share ..............   $  0.075        $  0.075          $  0.225      $  0.225
                                     ========        ========          ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            PRIMEX TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        (in thousands, except share data)
                                   (Unaudited)

                                                           Nine Months Ended
                                                       --------------------------
                                                       October 1,   September 26,
                                                          2000          1999
                                                        --------      --------
Operating Activities

     Net Cash Provided by Operating Activities ......   $ 23,574      $ 27,720

Investing Activities

Capital Expenditures ................................     (9,841)      (12,467)
Acquisitions of Business ............................    (22,161)       (6,940)
                                                        --------      --------
     Net Cash Used in Investing Activities ..........    (32,002)      (19,407)

Financing Activities

Net Short-Term Debt Repayment .......................     (5,200)      (10,800)
Net Long-Term Debt Borrowing ........................     20,000         5,000
Repurchases of Common Stock .........................       (239)       (3,501)
Restricted Stock Transactions .......................     (3,847)          -
Proceeds From Stock Options Exercised ...............         56            61
Dividends Paid ......................................     (2,342)       (2,266)
                                                        --------      --------

     Net Cash Provided (Used) in Financing
          Activities ................................      8,428       (11,506)
                                                        --------      --------


Net Increase (Decrease) in Cash .....................   $     -       $ (3,193)
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

         Operating results for the three and nine-month periods ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.


Net Income Per Share

         The following sets forth the number of shares of common stock included in the computation of basic and diluted net income per share for the three and nine-month periods ended October 1, 2000 and September 26, 1999.

                                                                   Three Months Ended                   Nine Months Ended
                                                             ------------------------------     -----------------------------
                                                              October 1,      September 26,      October 1,      September 26,
                                                                2000              1999              2000             1999
                                                             -----------      -----------       -----------       -----------
Denominator for basic net income per share:
   Weighted average shares
     outstanding and vested..................                 10,459,707       10,032,180        10,460,494        10,103,201
Effect of dilutive securities:
   Employee Stock Options....................                    243,172           78,707           134,534            73,799
   Restricted Stock Unit Grants..............                     12,872          527,567             9,946           506,283
                                                             -----------      -----------       -----------       -----------
Dilutive potential common shares.............                    256,044          606,274           144,480           580,082
                                                             -----------      -----------       -----------       -----------
Denominator for diluted
   net income per share......................                 10,715,751       10,638,454        10,604,974        10,683,283
                                                              ==========       ==========        ==========        ==========

                            PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                        (in thousands, except share data)
                                   (Unaudited)


Inventories
                                           October 1, 2000  December 31, 1999
                                           ---------------  -----------------
Inventories consist of the following:
     Raw materials and work in
          progress ....................        $68,026          $56,726
     Finished goods ...................          8,113            8,516
                                               -------          -------
                                                76,139           65,242
     Less revaluation to LIFO .........          6,773            7,273
                                               -------          -------
                                               $69,366          $57,969
                                               =======          =======


         Inventories valued using the last-in, first-out (LIFO) method are based on an annual determination of quantities and costs as of year end; therefore, October 1, 2000 balances reflect certain estimates relating to inventory quantities and costs at December 31, 2000. Inventory balances at October 1, 2000 and December 31, 1999 are net of reductions for progress payments in the amount of $6,831 and $5,283 respectively.

Comprehensive Income

         Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. On this basis, the Company's comprehensive income, which includes currency translation and minimum pension liability adjustments, totaled $6,837 and $5,343 for the three-month periods and $15,470 and $14,538 for the nine-month periods ended October 1, 2000 and September 26, 1999, respectively.

Long-Term Incentive Plan

         Under the Primex Technologies, Inc. 2000 Long Term Incentive Plan, a total of 527,000 and 107,500 stock options were granted to certain key employees on February 1, and May 2, 2000, respectively, at exercise prices of $20.94 and $22.00 per share, respectively, which was the fair market value of the Company's common stock on the date of the grants. These options generally vest over a three-year period beginning one-year from the date of grant and have a ten-year term from the date of grant.

         During the first nine months of 2000, a total of 8,250 restricted stock units with an aggregate value of $171 were granted to certain employees of the Company. These restricted stock grants vest over a two-year period.

Stock Repurchase

         In August 1998, the board of directors authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's common stock. During the nine month period ended October 1, 2000, the Company purchased and retired 10,000 shares of common stock at an aggregate cost of $239.

                            PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                        (in thousands, except share data)
                                   (Unaudited)

Restructuring and Other Charges

         In January 2000, the Company announced a plan to reduce costs and streamline its operating structure, which resulted in the Company recording a one-time pre-tax restructuring charge of $4,052 during the first quarter of 2000. During the second quarter of 2000, the Company recognized a restructuring credit of $600 to reflect estimated reductions in the ultimate cost of employee termination benefits resulting from such restructuring. The resulting restructuring charge of $3,452 included in operating results for the nine months ended October 1, 2000 includes approximately $3,307 of cash charges, of which $2,528 relates to employee termination benefits and other personnel-related costs. The balance of the charge is generally associated with facility consolidation costs. Total restructuring cash outlays during the nine months ended October 1, 2000 were $2,475 of which $1,736 was related to workforce reductions. The Company anticipates substantial completion of this restructuring during 2000.

         During the second quarter of 2000, the Company recognized a pre-tax charge of $600 for potential environmental liability at a Superfund site. This estimated costs has been included with "Other Liabilities" on the consolidated balance sheet at October 1, 2000.

Stockholder's Equity

         Restricted stock grants vesting during the first quarter of 2000 resulted in the issuance of 458,421 share of common stock. The value of shares withheld from issuance to satisfy minimum tax withholdings of $3,847 was charged to additional paid-in capital and the tax benefit resulting from the differences between compensation expense for financial statement and corporate income tax purposes of $1,288 was credited to additional paid-in-capital.

Acquisition

         Effective May 27, 2000, the Company acquired certain assets and assumed certain liabilities of the Kaiser Marquardt, Inc. bi-propellant rocket engine and turbo-products business. The purchase price for the acquired business was $22,161 ($21,406 in cash and $755 of transaction costs). The terms of the Asset Purchase Agreement ("APA") provide for the payment of $2,500 in additional consideration (placed in escrow at closing) contingent on certain future events. The APA further provides for additional contingent payments or receipts of up to $900 based on the future activity level of a specific contract. Operations of the acquired business, which has been accounted for using the purchase method of accounting, are included in the Company's results of operations and financial position subsequent to the date of acquisition. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired business based upon their respective fair market values. Future contingent consideration will be recorded as additional purchase price when paid. Goodwill is being amortized over the period of thirty years. The Company's pro forma operating results, assuming this acquisition has been made at the beginning of the year, would not be materially different from reported operating results.

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

                                           Three Months Ended             Nine Months Ended
                                       ---------------------------   ----------------------------
                                       October 1,    September 26,    October 1,    September 26,
                                         2000           1999            2000           1999
                                        --------       --------       --------       --------
Sales to external customers:
   Ordnance ......................      $106,959       $104,335       $297,710       $304,284
   Aerospace .....................        24,556         25,502         67,414         76,210
                                        --------       --------       --------       --------
Total consolidated sales .........       131,515        129,837        365,124        380,494

Segment profit:
   Ordnance ......................        10,076          7,596         23,271         20,089
   Aerospace .....................         1,138          1,066          6,148          3,900
                                        --------       --------       --------       --------
Total segment profit .............        11,214          8,662         29,419         23,989

Reconciling item:
   Restructuring and Other
     Charges .....................           -              -            4,052            -
                                        --------       --------       --------       --------

Total consolidated income before
     income taxes ................      $ 11,214       $  8,662       $ 25,367       $ 23,989
                                        ========       ========       ========       ========


                            PRIMEX TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                        (in thousands, except share data)
                                   (Unaudited)


Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting of Derivative Instruments and Hedging Activities ("Statement No. 133"), which as amended, is required to be adopted by the Company effective January 1, 2001. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. Historically, the Company has engaged in limited hedging activities to reduce exposure to exchange risks arising from fluctuations in foreign currency and uses interest rate swap agreements to fix interest rates on a portion of its variable rate debt and reduce certain exposures to interest rate fluctuations. Based on the Company's derivative positions at October 1, 2000, the Company does not anticipate that the adoption of Statement No. 133 will have a significant effect on its results of operations or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which as amended, becomes effective for the Company in the fourth quarter of 2000. SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore does not anticipate the adoption of SAB 101 will have a significant effect on its results of operations or financial position.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS  OF OPERATIONS

           The following table sets forth certain data, expressed as a percentage of sales, from the Company's Condensed Consolidated Statements of Income for the three-month and nine-month periods ended October 1, 2000 and September 26, 1999.

                                                     Three Months Ended                  Nine Months Ended
                                                ------------------------------      -----------------------------
                                                October 1,       September 26,     October 1,     September 26,
                                                   2000              1999             2000            1999
                                                   ----              ----             ----            ----
Sales:
     Tank and other large caliber
          ammunition.........................      30.5%             32.1%             29.5%          31.2%
     Tactical missile and rocket components
          and services.......................      17.6%             13.5%            17.0%           15.5%
     Medium caliber ammunition...............      14.9%             12.7%            13.2%           13.7%
     Ball Powder(R) propellant...............       9.5%              8.7%            10.3%            8.8%
     Electronic products.....................       7.9%              9.0%             8.2%            9.8%
     Space products..........................       6.9%              5.6%             6.4%            5.5%
     Other products and services.............      12.7%             18.4%            15.4%           15.5%
                                                 -------           -------          -------         -------
                                                  100.0%            100.0%           100.0%          100.0%

Cost of goods sold...........................      73.6%             74.7%            73.9%           75.6%
                                                 -------           -------          -------         -------
Gross profit.................................      26.4%             25.3%            26.1%           24.4%
Selling and administration expense...........      13.8%             14.5%            14.1%           14.0%
Research and development expense.............       1.8%              1.9%             2.0%            2.0%
Restructuring and other charges..............      -   %             -   %             1.1%           -   %
                                                 --------          -------          -------         -------

Operating income.............................      10.8%              8.9%             8.9%            8.4%
Interest expense.............................       2.5%              2.5%             2.5%            2.3%
Other income.................................       0.2%              0.2%             0.5%            0.2%
                                                 -------           -------          -------         -------

Income before income taxes...................       8.5%              6.6%             6.9%            6.3%
Income tax provision.........................       3.3%              2.7%             2.7%            2.5%
                                                 -------            ------           ------         -------
Net income...................................       5.2%              3.9%             4.2%            3.8%
                                                 =======            ======           ======         =======

Results of Operations

         The Company's sales of $131.5 million during the third quarter of 2000 increased by $1.7 million or 1% compared to the third quarter of 1999. Sales of $365.1 million for the first nine months of 2000 were 4% or $15.4 million lower than the corresponding period in 1999.

         Third quarter 2000 Ordnance segment sales increased to $107.0 million compared to $104.3 million in the corresponding period of 1999. This increase reflects higher sales of tactical missile and rocket components and medium caliber ammunition to the U.S. Army. Ordnance segment sales increases in the third quarter of 2000 were partially offset by decreased sales of tactical tank ammunition sold to the U.S. Army.

         Third quarter Aerospace segment sales decreased to $24.6 million compared to $25.5 million in the corresponding period of 1999. This decrease primarily reflects a lower level of electronic test system sales to the U.S. Air Force under a contract that was completed during 1999, partially offset by bi-propellant rocket engine sales associated with a business that was acquired during the second quarter of 2000.

         Ordnance segment sales for the first nine months of 2000 decreased to $297.7 million compared to $304.3 million in the corresponding period of 1999. This decrease reflects lower sales of tactical tank and medium caliber ammunition to the U.S. Army, which was offset in part by increases in sales of propellant and tactical missile and rocket components during the first nine months of 2000.

         Aerospace segment sales for the first nine months of 2000 decreased to $67.4 million compared to $76.2 million in the corresponding period of 1999. This decrease primarily reflects a lower level of electronic test system sales to the U.S. Air Force under a contract that was completed during 1999, partially offset by bi-propellant rocket engine sales associated with a business that was acquired during the second quarter of 2000.

         Gross margins as a percentage of sales increased to 26% during the third quarter of 2000 from 25% for the corresponding period of 1999. For the first nine months of 2000, gross margins as a percentage of sales increased to 26% compared to 24% during the first nine months of 1999. The gross margin improvement for the first nine months of 2000, compared to 1999, reflects a combination of improved program performance in both the large and medium caliber ammunition business units, the benefit of a higher volume of propellant production and operational improvements associated with the Company's restructuring activities that commenced during the first quarter of 2000.

         Selling and administration expense as a percentage of sales decreased to 14% during third quarter of 2000 compared to 15% in the corresponding period of 1999. Selling and administration expenses for the first nine months of both 2000 and 1999 were 14% of sales. The overall $1.8 million reduction in selling and administration expense during the first nine months of 2000, compared to the corresponding period of 1999, is directly associated with decreased spending and restructuring activities commenced in the first quarter of 2000, partially offset by increases associated with a business acquired during the second quarter of 2000.

           Research and development expenses, during both the third quarter and first nine months of 2000, were comparable to the corresponding periods of 1999.

         In January 2000, the Company announced a plan to reduce costs and streamline its operating structure, which resulted in the Company recording a one-time pre-tax restructuring charge of $4.1 million during the first quarter of 2000. During the second quarter of 2000 the Company recognized a restructuring credit of $0.6 million to reflect estimated reductions in the ultimate cost of employee termination benefits resulting from such restructuring. The resulting restructuring charge of $3.5 million included in operating results for the nine months ended October 1, 2000 includes approximately $3.3 million of cash charges, of which $2.5 million relates to employee termination benefits and other personnel-related costs. The balance of the charge is generally associated with facility consolidation costs.

         During the second quarter of 2000, the Company recognized a pre-tax charge of $0.6 million for potential environmental liability at a Superfund site.

         Interest expense of $3.4 million for the third quarter of 2000 and $9.3 million for the first nine months of 2000 compared to $3.2 million and $8.7 million, respectively, for the corresponding periods of 1999 reflect the higher cost of borrowing currently being experienced by the Company.

         Non-operating income for the first nine months of 2000 includes $1.2 million of non-recurring fees received in connection with the licensing of product technology. There was no comparable income during the first nine months of 1999.

         The Company's effective tax rates differ from statutory tax rates due principally to expenses associated with goodwill which are not deductible for federal and state income tax purposes and from the favorable federal tax treatment given to certain export sales.

         Net income of $6.8 million for the third quarter and $17.9 million (excluding the $2.4 million after tax effect of restructuring and other non-recurring charges) for the first nine months of 2000 reflect an increase of $1.5 million and $3.4 million, respectively, over the corresponding periods of 1999. This improvement is primarily due to higher gross margins and lower selling and administration expense offset by increased financing costs.

Liquidity and Sources of Capital

         Cash flow provided by operations was $23.6 million during the first nine months of 2000 compared to $27.7 million during the first nine months of 1999.

         Investing activities during the first nine months of 2000 reflect a decrease in planned capital expenditures to $9.8 million from $12.5 million during the first nine months 1999. Additionally, investing activities during the first nine months of 2000 and 1999 included expenditures of $22.2 and $6.9, respectively, for the acquisition of new product lines.

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

             Financing activities during the first nine months of 2000 included the payment of $3.8 million in minimum tax withholdings in connection with the vesting of restricted stock grants. During the first nine months of 2000 and 1999, the Company repurchased and retired 10,000 and 173,858 shares, respectively, of its common stock at an aggregate cost of $0.2 and $3.5 million, respectively.

         The Company has a revolving credit agreement ("RCA") under the terms of which participating banks have committed a maximum of $160.0 million for cash borrowing and letters of credit. The RCA expires on December 31, 2001. To facilitate short-term borrowing flexibility, certain RCA participating banks have agreed to provide the Company uncommitted and unsecured short-term lines of credit at interest rates similar to those under the RCA. Aggregate borrowings under the RCA and short-term credit lines are limited to the committed RCA maximum. Outstanding borrowings under the RCA and short-term credit lines at October 1, 2000 were $104.8.

         The Company's RCA and 7.5% Senior Notes ("Term Notes") both contain a number of financial covenants including requirements to maintain ratios of (i) minimum earnings before interest and taxes to interest expense, and (ii) maximum total debt to earnings before interest, taxes, depreciation and amortization and contain certain minimum net worth requirements. Management believes that the Company is currently in compliance with all covenants and requirements of the RCA and Term Notes. Under the terms of these financial covenants the Company has up to an additional $55.2 million available for borrowings at October 1, 2000.

         Cash dividends of $0.075 per share were paid during the first, second and third quarters of both 2000 and 1999.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


         There have been no material changes in the Company's market risk during the nine months ended October 1, 2000. Refer to page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding market risk and risk management policies.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                27.  Financial Data Schedule
         (b) Reports filed on Form 8-K during this quarter

              During the quarterly period ended October 1, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRIMEX TECHNOLOGIES, INC.
                                     (Registrant)

Date: November 2, 2000                          /s/ George H. Pain
                                     ------------------------------------------
                                     Vice President, General Counsel and
                                     Secretary

Date: November 2, 2000                          /s/ John E. Fischer
                                     ------------------------------------------
                                     Vice President, Chief Financial and
                                     Accounting Officer